Form 10-K405
period 1996-03-31
AIRWAYS CORP
filed 1996-06-28
CIK 946362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         ------------------------------

                                   FORM 10-K
(MARK ONE)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
            FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                                       OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            FOR THE TRANSITION PERIOD FROM
                                          ---------------------------
                          COMMISSION FILE NO:  0-26432

                              AIRWAYS CORPORATION
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                           59-3315474
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)


                    6280 HAZELTINE NATIONAL DRIVE, SUITE 100
                            ORLANDO, FLORIDA  32822
         (Address of  principal executive offices, including zip code)
                                 (407) 859-1579
               (Registrant's  phone number, including area code)

                            ----------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


     TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
- - -----------------------------  -----------------------------------------
COMMON STOCK, $.01 PAR VALUE                     N/A

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  [X]  NO [ ]
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]
     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE LAST REPORTED PRICE AT WHICH THE STOCK WAS SOLD ON JUNE 17, 1996, WAS $64,311,402. FOR PURPOSES OF THE ABOVE
STATEMENT ONLY, ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ARE ASSUMED TO BE AFFILIATES.

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF JUNE 17, 1996, WAS 8,996,937.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     PORTIONS OF THE PROXY STATEMENT RELATING TO THE REGISTRANT'S 1996 ANNUAL SHAREHOLDERS MEETING ARE INCORPORATED BY REFERENCE INTO PART III OF THIS
REPORT.
================================================================================

                              AIRWAYS CORPORATION

                            FORM 10-K ANNUAL REPORT
                       FOR THE YEAR ENDED MARCH 31, 1996


                                     PART I

ITEM 1.  BUSINESS

GENERAL
Airways Corporation ("Airways"), a Delaware corporation incorporated in 1995 is the parent company of AirTran Airways, Inc. ("AirTran"), a domestic commercial airline providing non-stop scheduled passenger air service from Orlando, Florida to 21 locations in the eastern United States. AirTran Airways, Inc. was incorporated under the laws of Delaware on September 7, 1993 and was acquired by AirTran Corporation from Conquest Airlines Corporation on June 16, 1994.

AirTran began flying commercially on July 2, 1994 with one Boeing 737-200 aircraft providing charter services and commenced scheduled flight operations on October 6, 1994. As of March 31, 1996, AirTran operated a fleet of six leased and four owned Boeing 737-200 aircraft for a total of ten aircraft.

In addition to owning AirTran, Airways operates a fixed base operation in Grand Rapids, Minnesota (the "FBO"), which provides private aircraft services, maintenance, fueling, hangar facilities, flight instruction, aircraft parts sales and other ground services. The FBO began operations in 1944 and was owned by Mesaba Aviation, Inc. Airways currently operates its FBO business under a Federal Aviation Administration ("FAA") repair station certificate.

In May 1995, AirTran Corporation (subsequently renamed Mesaba Holdings, Inc., hereinafter "Mesaba") and Northwest Airlines, Inc. ("Northwest") entered into an agreement to spin-off Mesaba's Orlando-based jet carrier and the FBO. To facilitate the spin-off, Mesaba established Airways, on April 7, 1995, as a wholly owned subsidiary into which it consolidated the above operations. The spin-off, in the form of a dividend of one share of Airways common stock for each share of Mesaba to the shareholders of Mesaba (other than Northwest), was approved by Mesaba's shareholders on August 29, 1995. The distribution was made on September 7, 1995 to shareholders of record (other than Northwest) on August 31, 1995.

BUSINESS STRATEGY - AIRTRAN
AirTran's strategy is based on a commitment to customer service, reliability and low fare service. AirTran sets its fares at a substantial discount to stimulate demand, particularly by those who might otherwise have used ground transportation. AirTran's one-way fares currently range from $49 to $159.

AirTran's low-fare strategy depends on maintaining competitive operating cost levels and relatively low fixed costs. In the year ended March 31, 1996, AirTran's total cost per Available Seat Mile ("ASM") was $0.0675, resulting in a 63.1% break-even load factor. AirTran's fixed aircraft expenses (including depreciation) represented less than 8.5% of operating expenses during the year ended March 31, 1996 ("1996"). The key elements in AirTran's strategy are:


- - -    Reliable Non-Stop Air Service at Low Fares.  AirTran serves primarily the leisure traveler and some business and other travelers seeking non-stop service to and from Orlando. AirTran seeks to provide efficient, low-cost service by: flying a single aircraft type, offering fares on a
     "ticketless" basis and by eliminating extra costs such as first class seating, airport clubs, frequent flyer programs and ticket offices.

- - -    Simple Fare Structure.  AirTran offers a simple, easy to understand fare structure: tickets are sold on a one-way basis and priced on route, demand and availability. Approximately 41% of AirTran's sales are made directly to passengers, using its computerized reservation system. These seats are sold on a ticketless basis saving on the costs of producing tickets and time during the boarding process. AirTran pays sales commissions only on tickets sold through travel agencies.

- - -    Motivated and Productive Work Force.  AirTran seeks to employ a skilled work force of motivated, productive and enthusiastic employees. AirTran believes that its base wage and benefit levels are competitive with low-fare air carriers and that there remains a pool of well-qualified candidates available to meet its future hiring needs. From time to time, AirTran's employees enter into discussion with various union groups and, at present, an election is pending among the pilots' group. Nevertheless, none of AirTran's employees are unionized.

- - -    Corporate Culture.  AirTran seeks to encourage and maintain a work environment that is enjoyable for its employees and that makes flying simple, inexpensive and fun for its customers. AirTran's advertising brochures, uniforms and aircraft paint schemes are in a colorful, distinctive style intended to create a relaxed tone and a unique identity. Employee training emphasizes friendly, helpful service intended to simplify the travel experience.



FARES, ROUTE SYSTEM AND SCHEDULING
AirTran provides non-stop scheduled passenger air service between Orlando and cities principally in the eastern half of the United States. AirTran's strategy in developing its route system is to serve medium-sized cities from which service to Orlando is not typically provided by the major airlines on a non-stop basis. This strategy involves flying long stage lengths to medium-sized markets on a low frequency basis. Stage lengths range from approximately 500 to 1,200 miles and service is provided to most markets on a one-flight-per-day schedule.

AirTran generally offers four fare levels in each market. The number of seats available at each fare level is set according to market conditions. AirTran may also offer promotional fares in certain markets. Tickets are non-refundable but travel dates can be changed prior to departure for a $25 fee. All fares are sold on a one-way basis without any minimum, maximum or overnight stay. The following table shows the expansion of AirTran's scheduled route system and fleet through March 31, 1996.

As of              Total number   Departures
month end          of aircraft    per month  Scheduled cities added
- - ---------          -----------    ---------  ----------------------
FISCAL YEAR 1995:
October                2             164     Orlando, Providence, Hartford,
                                             Huntsville*, Knoxville, & Newburgh
November               2             192     -
December               3             317     Ft. Lauderdale and Islip*
January                3             326     -
February               3             266     Cincinnati, Albany, and Syracuse
March                  4             362     Omaha

FISCAL YEAR 1996:
April                  4             354     -
May                    4             428     Nashville**
June                   4             412     -
July                   4             426     -
August                 6             714     San Antonio, Dayton, Birmingham,
                                             and Buffalo
September              6             642     -
October                7             880     Dallas, Greenville/Spartanburg,
                                             Kansas City, and Norfolk
November               7             874     -
December               8             883     -
January                9             929     -
February              10           1,126     Allentown, Canton/Akron, and
                                             Rochester
March                 10           1,223     Richmond

* Service to these locations was discontinued in 1995.
** Includes services between Tampa and Nashville which were discontinued as of October 1, 1995.

AirTran may develop other routes that do not originate or terminate in Orlando if it determines that such service can be provided on an efficient, cost effective basis. AirTran's strategy in selecting routes includes an evaluation of the potential demand for service and the existing level of service provided by other carriers. The availability and cost of airport operations are also among the factors AirTran considers in determining its route structure and expansion plans.

MAINTENANCE AND REPAIRS
Under the terms of its lease agreements, all expenses relating to the maintenance and operation of its fleet are AirTran's responsibility. Aircraft maintenance consists of routine maintenance and major overhauls. Routine maintenance is performed in Orlando by AirTran's employees and in other cities by FAA-approved contractors. Major overhauls or heavy checks are performed by a contractor approved by the FAA to work on Boeing 737-200 aircraft.

AirTran's aircraft were manufactured between 1968 and 1985. AirTran believes that its aircraft are mechanically reliable and that its estimated maintenance costs for the fleet will be within industry averages. AirTran's estimates include anticipated costs of complying with FAA Aging Aircraft Airworthiness Directives.

AirTran maintains an inventory of aircraft parts and supplies for routine maintenance and obtains parts for major overhauls from vendors and manufacturers when needed. Due to the large number of 737 aircraft in commercial operation, AirTran expects that a reliable supply of engines and replacement parts will continue to be available at reasonable prices.

Although AirTran expects higher maintenance costs for its aircraft, including costs to comply with FAA aging aircraft requirements and procedures, it believes that total operating costs for the fleet will be competitive with newer fleets because of the lower lease expenses and cost of spare parts relative to newer aircraft.


AIRCRAFT
AirTran's fleet currently consists of six leased and four owned Boeing 737-200 aircraft with average capacities of 126 passengers. The lease terms for the aircraft range from three to seven years and monthly lease payments range from $45,000 to $142,000. All of the leases require monthly payment of reserves for major engine and airframe overhauls.

According to FAA rules, each addition to the airline's fleet must comply with the FAA's Stage 3 noise level requirements according to the following schedule:


                   -    50% by December 31, 1996,
                   -    75% by December 31, 1998 and
                   -    full compliance by December 31, 1999.


Three of AirTran's ten aircraft currently meet Stage 3 requirements.
AirTran intends to remain in compliance with noise requirements through the acquisition of Stage 3 aircraft and the installation of hush kits on Stage 2 aircraft presently in its fleet. Hush kits certified by the FAA for the Boeing 737-200 aircraft are available at an installed cost of approximately $1.5 million per aircraft.

Increasing demand for short-to-medium-range jet aircraft has resulted in higher leasing costs for AirTran. Much of this demand has been caused by the entry of other low-cost carriers. Although the Boeing 737 is the most common type of jet aircraft currently in operation worldwide, there can be no assurance that AirTran can obtain additional aircraft at favorable lease rates.

AirTran currently operates only Boeing 737-200 aircraft and believes that maintenance and operating expenses are generally lower for airlines whose fleet consists of a single aircraft type. AirTran may, however, consider other aircraft types if they are better suited to its future needs.


FUEL
The cost of jet fuel is one of AirTran's largest operating expenses, accounting for approximately 17% of total operating costs during 1996. Jet fuel costs are subject to wide fluctuations, primarily resulting from changes in supply. The effect of world events on the price and availability of oil makes prediction of the supply and cost of jet fuel difficult. Increases in fuel prices could have a materially adverse effect on AirTran's operating results. AirTran has not entered into any fixed-price or guaranteed delivery contracts for fuel.

AirTran's fleet of 737-200 aircraft is not as fuel efficient as one comprised of new medium-sized jet aircraft. As a result, a significant increase in the price of jet fuel would disproportionately affect AirTran's costs as compared to its competitors using newer, more fuel efficient aircraft. AirTran intends to pass on fuel cost increases through increased fares. There can be no assurance that fare increases would not reduce AirTran's competitive fare advantage.


INSURANCE
AirTran carries the types of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability, and workers' compensation. AirTran believes that this insurance is adequate in amount and risk covered. There can be no assurance, however, that the insurance coverage would be sufficient to protect AirTran adequately in the event of a catastrophic accident.


SEASONALITY AND CYCLICALITY
The airline industry generally is subject to cyclical changes in the economy. Because both personal discretionary travel and business travel may be expected to decline during economic downturns, the airline industry tends to experience poorer financial results during such periods. Further, because AirTran serves primarily the leisure travel market, its results may be more affected by declines in discretionary spending than airlines carrying a higher percentage of business travelers.

Seasonal factors, primarily weather conditions and passenger demand, are expected to affect AirTran's monthly passenger boardings. AirTran anticipates diminished demands in late spring and early fall.


COMPETITION AND INDUSTRY CONSIDERATIONS
The airline industry is highly competitive as a result of the Airline Deregulation Act of 1978 (the "Deregulation Act"). In general, the Deregulation Act increased competition by eliminating restrictions on fares and route selection. The removal of barriers to entry into new markets increased the potential for competition by other carriers in AirTran's markets. The Deregulation Act also contributed to the withdrawal of national and major carriers from small to medium-sized cities by allowing them to obtain additional long-haul routes more easily, which has contributed to the development of the concept of a "hub and spoke" network.

AirTran's competition includes carriers with substantially greater financial resources. Fare levels and passenger demand are negatively affected by a number of factors, including the general state of the economy and intense fare competition in the industry.

Competitive factors in the airline industry generally include fares, frequency and dependability of service, convenience of flight schedules, frequent flier programs, type of aircraft flown, airports served, control of a computerized reservations system used by travel agencies, code-sharing relationships with other airlines, relationships with travel agents, and efficiency and reliability of reservations systems and ticketing services. While AirTran chooses not to have a frequent flier program, does not control a computerized reservations system used by travel agencies nor does it have a code-sharing relationship with another airline, it believes that it is competitive with respect to each of the other factors listed above because of its cost structure, aircraft fleet, location, in-house reservations system and relationships with travel agencies.


GOVERNMENT REGULATION
U.S. Department of Transportation ("DOT") - All interstate air carriers are subject to regulation by the DOT and the FAA under the Federal Aviation Act of 1958, as amended (the "Aviation Act"). The DOT's jurisdiction extends primarily to the economic aspects of air transportation, while the FAA's regulatory authority relates primarily to air safety, including aircraft certification and operations, crew licensing and training and maintenance standards.

In general, the amount of economic regulation over interstate air carriers in terms of market entry and exit, pricing and inter-carrier acquisitions and agreements has been greatly reduced subsequent to enactment of the Deregulation Act. Consequently, barriers to entry into the domestic air transportation business have been greatly reduced and the post-entry regulation to which an airline is subject has been simplified.

AirTran has a Certificate of Public Convenience and Necessity issued by the DOT pursuant to Section 401 of the Aviation Act. Each United States carrier must qualify as a United States citizen, which requires that it be organized under the laws of the United States or a state, territory or possession thereof, that its president and at least two-thirds of its Board of Directors and other managing officers be United States citizens, that not more than 25% of its voting stock be owned by foreign nationals and that the carrier not be otherwise subject to foreign control.

U.S. Federal Aviation Administration - AirTran also has an operating certificate issued by the FAA pursuant to part 121 of the Federal Aviation Regulations. The FAA has jurisdiction over the regulation of the flight operations generally, including the licensing of pilots, dispatchers and maintenance personnel; the establishment of minimum standards for training and maintenance; and technical standards for flight, in-flight, dispatch, communications and ground equipment. AirTran must obtain and maintain FAA certificates of airworthiness for all its aircraft. AirTran's flight personnel, flight and emergency procedures, aircraft, maintenance personnel and maintenance facilities are subject to periodic inspections and tests by the FAA. FAA inspectors have flown on many AirTran flights and have subjected its other flight and ground personnel to periodic announced and unannounced checks. Since AirTran began operations, issues raised by the FAA have been routine or typical of a start-up airline and have been addressed by immediate correction or by ongoing changes in operational procedures.

The DOT and FAA also have authority under the Aviation Safety and Noise Abatement Act of 1979, as amended, under the Airport Noise and Capacity Act of 1990 ("ANCA") and, along with the Environmental Protection Agency, under the Clean Air Act, as amended, to monitor and regulate aircraft engine noise and exhaust emissions. To AirTran's knowledge, its aircraft comply with all applicable FAA noise control regulations and with current emissions standards.

ANCA requires the phase-out of Stage 2 aircraft (which meet less stringent noise emission standards than later Stage 3 aircraft) in the contiguous 48 states by December 31, 1999. In September 1991, the FAA promulgated final rules establishing interim compliance dates of December 31, 1994, December 31, 1996, and December 31, 1998, for phasing out Stage 2 aircraft.

Miscellaneous - The following are miscellaneous regulations and laws applicable to the industry:


- - -    All air carriers are also subject to certain provisions of the
     Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission ("FCC"). To the extent AirTran is subject to FCC requirements, it has taken all necessary steps to comply with those requirements.

- - -    Airways' operations may become subject to additional federal regulatory requirements in the future under certain circumstances. For example, AirTran's labor relations are covered under Title II of the Railway Labor Act of 1926, as amended, and are subject to the jurisdiction of the National Mediation Board.

- - -    During a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy.

- - -    To the extent AirTran seeks to provide international air transportation in the future, it will be required to obtain additional authority from the
     DOT and become subject to regulatory requirements imposed by affected foreign jurisdictions.

- - -    Airways is also subject to state and local laws and regulations at locations where it operates and the regulations of various local authorities that operate the airports it serves.



MARKETING
The primary objectives of AirTran's marketing activities are to communicate directly with potential customers and travel agents and to develop a strong identity in Orlando and in other markets it serves.

AirTran communicates with potential customers primarily through radio and newspaper advertisements which feature AirTran's destinations, low-cost fares, ease of ticketing and toll-free information and reservations telephone number. Customers may make reservations directly through AirTran's reservations staff by calling 1-800-AIRTRAN or through travel agents. AirTran uses the services of the Airline Reporting Corporation ("ARC"), a collection agent for travel agency sales. The airline two-letter code for AirTran is "FL."

EMPLOYEES
As of March 31, 1996 and 1995 Airways had 429 and 194 full-time equivalent employees, respectively.

Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet certain experience levels set by the FAA. Under FAA regulations, pilots are required to be licensed as commercial pilots, with specific ratings for the type of aircraft flown, and must also be medically certified as physically fit. In order to maintain licenses and medical certifications, pilots must satisfy periodic continuation requirements, including recurrent training and recent flying experience. Mechanics, quality control inspectors and flight dispatchers must be licensed and qualified for specific aircraft. Flight attendants are required to have initial and periodic competency fitness training and certification. As required by FAA regulations, all of these employees must undergo pre-employment and periodic drug testing.

AirTran believes current conditions in the airline industry have created a sufficient pool of qualified, licensed pilots, dispatchers and mechanics to fill its needs and that it will be able to hire and retain all personnel needed to operate and expand its business.


AIRPORT OPERATIONS
AirTran's operations are based at the Orlando International Airport, where it maintains its aircraft fleet. In Orlando, AirTran's employees provide passenger services and all other ground services are outsourced. In all other cities served by AirTran, other contractors, including major airlines, provide all ground handling services including passenger services. Ground handling services include greeting and serving passengers at check-in, gate and baggage claim areas; guiding aircraft to and from gates; baggage handling services; lavatory and water servicing; de-icing; and certain overnight aircraft maintenance services. AirTran has an employee at each of the cities it serves to promote sales and oversee its operations.


ITEM 2.  PROPERTIES

REAL PROPERTY
AirTran's principal executive offices are located two miles from the Orlando International Airport in a leased facility consisting of approximately 11,500 square feet of office space. This facility houses the executive offices of both Airways and AirTran as well as the general administrative staff, reservations staff and computer systems of AirTran. The Lease Agreement for these premises expires in October 1998 and requires monthly lease payments of $13,000. During the year ended March 31, 1996, AirTran entered into a ground lease with the Greater Orlando Aviation Authority and a purchase agreement with Page AvJet to acquire an aircraft hangar of approximately 74,000 square feet at the Orlando International Airport for its maintenance staff, records, inventory and personnel training facilities as well as other office space. AirTran paid $3.6 million for the hangar and makes monthly ground lease payments of $8,900.

The FBO's principal offices are located in one leased and one owned facility at Grand Rapids Itasca County Airport in Grand Rapids, Minnesota. The facilities house the FBO's administrative offices and operations staff and systems. The Agreement for the leased premises expires December 1996 and requires monthly lease payments of $1,300. The other building is owned and has been fully depreciated.


FLIGHT EQUIPMENT
As of March 31, 1996, AirTran's fleet consisted of ten Boeing 737-200 aircraft. Of these, six were leased and four were owned. All aircraft in use are maintained in airworthy condition in accordance with procedures approved by the FAA. The owned aircraft are held subject to financing arrangements pursuant to which liens on the aircraft were placed.


ITEM 3.  LEGAL PROCEEDINGS

Neither Airways nor AirTran is a party to any pending legal proceedings that either believe would have a materially adverse effect on the financial condition or results of operations of the consolidated companies.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the Airways' fourth quarter ended March 31, 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Airways' common stock is traded on the National Market System of The NASDAQ Stock Market under the symbol "AAIR". The number of shareholders of record as of June 17, 1996 was 8,996,937 and the closing price per share on that date was $9.25.

The table below sets forth information, for each quarter in 1996 during which Airways' common stock was traded, concerning the high and low sales prices. Airways has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future. Airways presently intends to retain earnings for use in its business with any future decision to pay cash dividends dependent on its growth, profitability, financial condition and other factors the Board of Directors may deem relevant. Quotations for such periods are as reported by NASDAQ for National Market issues.

                  STOCK PRICE RANGE
                ---------------------
                   HIGH        LOW
                ----------  ---------
1996
First Quarter            (1)        (1)
Second Quarter    $ 9.000     $7.250
Third Quarter     $10.750     $7.250
Fourth Quarter    $11.000     $8.125

(1) Airways stock was not publicly traded prior to August 31, 1995 and, therefore, there is no data for the First Quarter 1996 or for any quarters in 1995.

The transfer agent for Airways' common stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone:
(612)450-4064.


ITEM 6.  SELECTED FINANCIAL DATA

QUARTERLY FINANCIAL DATA (UNAUDITED):

Airways' quarterly operating results are in thousands, except per share data.

                                                    QUARTERS OF FISCAL YEAR ENDED MARCH 31, 1996
                                       --------------------------------------------------------------------------
                                         JUNE 30,      SEPTEMBER 30,      DECEMBER 31,    MARCH 31,   FISCAL YEAR
                                          1995             1995              1995           1996          1996
                                       -----------    ---------------   --------------- ------------  -----------
TOTAL OPERATING REVENUES .  .  .  .  .   $ 9,656          $13,133           $18,212        $27,360      $68,361
OPERATING INCOME (LOSS)  .  .  .  .  .      (332)             (59)              474          1,411        1,494
                                         -------          -------           -------        -------      -------
NET INCOME (LOSS)  .  .  .  .  .  .  .   $  (188)         $   201           $   436        $   738      $ 1,187
                                         =======          =======           =======        =======      =======
NET INCOME (LOSS) PER SHARE .  .  .  .   $  (.02)         $   .02           $   .05        $   .08      $   .13
                                         =======          =======           =======        =======      =======
WEIGHTED AVERAGE SHARES OUTSTANDING.       8,927            9,349             9,335          9,420        9,230
TOTAL ASSETS                              12,599           43,183            54,721         68,360       68,360
LONG TERM DEBT                                 0            5,603            14,379         16,058       16,058

                                                                            QUARTERS OF FISCAL YEAR ENDED MARCH 31, 1995
                                                                  ---------------------------------------------------------------
                                                                  PRIOR QUARTERS    DECEMBER 31,       MARCH 31,      FISCAL YEAR
                                                                   IN 1994 (1)          1994             1995            1995
                                                                  --------------  ----------------  ---------------  ------------
TOTAL OPERATING REVENUES .  .  .  .  .  .  .  .                       $  858           $ 2,557          $ 6,192         $ 9,607
OPERATING INCOME (LOSS)  .  .  .  .  .  .  .  .                         (342)           (2,806)          (3,273)         (6,421)
                                                                      ------           -------          -------         -------
NET INCOME (LOSS)  .  .  .  .  .  .  .  .  .  .                       $ (351)          $(1,311)         $(1,834)        $(3,496)
                                                                      ======           =======          =======         =======
PRO-FORMA NET INCOME (LOSS) PER SHARE   .  .  .                       $ (.04)          $  (.15)         $  (.21)        $  (.39)
                                                                      ======           =======          =======         =======
PRO-FORMA WEIGHTED AVERAGE SHARES OUTSTANDING .                        8,927             8,927            8,927           8,927
TOTAL ASSETS                                                           7,964            10,754           13,544          13,544
LONG TERM DEBT                                                             0                 0                0               0

(1) AIRTRAN COMMENCED SCHEDULED SERVICE DURING THE THIRD QUARTER OF FISCAL 1995 AND, THEREFORE, RESULTS PRIOR THERETO ARE INSIGNIFICANT. THE FIRST AND SECOND QUARTERS OF FISCAL 1995 HAVE BEEN COMBINED AND ARE REPORTED ABOVE AS PRIOR QUARTERS IN 1994 EXCEPT FOR TOTAL ASSETS AND LONG TERM DEBT WHICH ARE REPORTED AS OF SEPTEMBER 30, 1994.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

AirTran commenced scheduled service on October 6, 1994 and had no operations other than the FBO prior to July 1994. Therefore, comparisons in this Form 10-K are made only between the years ended March 31, 1996 and 1995. No comparisons are made to the year ended March 31, 1994 as the results were insignificant and not indicative of either company's future operating results.

Airways achieved operating income (loss) of $1,494,000 and ($6,421,000) for the years ended March 31, 1996 ("1996") and March 31, 1995 ("1995"), respectively, an improvement of $7,915,000. Pre-tax income, as a percentage of total revenues, was 2.9% in 1996 and (66.2) % in 1995. The dramatic change, year over year, is principally the result of AirTran's move from startup mode to full fledged operations and reflects the success of its low fare, non-stop strategy.

SELECTED OPERATING DATA

The table below sets forth selected operating data for AirTran for 1996 and 1995.


                                                Years ended March 31,
                                             --------------------------
                                                                         Percent
                                                  1996         1995      Change
                                             ------------  ------------  -------
Available seat miles  (1)                     974,642,000   180,480,000  440.0%
Revenue passenger miles  (2)                  605,130,000    80,783,000  649.1%
Load factor  (3)                                     62.1%         44.8%  17.3%
Yield per revenue passenger mile  (4)        $      0.107  $      0.098    9.2%
Passenger enplanements                            685,000        87,000  687.4%
Departures                                          8,861         1,627  444.6%
Miles                                           7,739,000     1,432,000  440.4%
Block Hours  (5)                                   21,078         3,405  519.0%
Average stage length (miles)  (6)                    873            880   (.8%)
Average daily aircraft utilization (hours)            9.1           8.8    3.4%
Aircraft (end of period)                               10             4  150.0%
Full-time equivalent employees (end of period)        429           194  121.1%

(1) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(2)  The number of scheduled miles flown by revenue passengers.
(3) Revenue passenger miles divided by available seat miles. Year over year percent change is measured only as percentage points difference.
(4)  Passenger revenue divided by revenue passenger miles.
(5) The number of hours aircraft were flown as measured from the time of pushback from the gate to the time of arrival at the next airport's gate.
(6) The average length of the routes flown on AirTran's scheduled route system.

The table below sets forth the major components of operating revenue and expenses per ASM, for AirTran only, as a comparison between 1996 and 1995:

                                         Years ended March 31,
                                         ---------------------
                                            1996        1995
                                           ------     -------
Operating Revenue:
  Passenger                                $0.067     $ 0.044
  Charter                                   0.002       0.007
  Other                                     0.001       0.000
                                           ------     -------
   Total                                    0.070       0.051
Operating expenses:
  Flight operations                         0.024       0.030
  Maintenance                               0.012       0.015
  Aircraft and traffic services             0.014       0.018
  Reservations, sales, and marketing        0.012       0.010
  Depreciation and amortization             0.002       0.003
  General and administrative                0.003       0.011
                                           ------     -------
   Total                                    0.067       0.087
                                           ------     -------
     Operating income                      $0.003     $(0.036)
                                           ======     =======

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994 AirTran's fleet grew to ten aircraft at the end of 1996. Departures were 1,122 and 363 during March, 1996 and 1995, respectively, an increase of 859 or 236.6%. This is a direct result of the success of the strategy of serving medium sized markets reflected in the increasing load factors and also a result of the increase in fleet size.


OPERATING REVENUES
Total passenger revenues were $64,894,000 and $7,896,000 in 1996 and 1995, respectively. The increase of $56,998,000 or 721.9% in 1996 reflects the fact that AirTran had just commenced scheduled operations in the third quarter of 1995.

ASMs were 974,642,000 and 180,480,000 in 1996 and 1995, respectively, an increase of 794,162,000 or 440.0%. This was principally the result of the growth in departures and AirTran's fleet. Revenue Passenger Miles ("RPM"s) were 605,130,000 and 80,783,000 in 1996 and 1995, respectively, an increase of 524,347,000 or 649.1%. This was principally the result of higher load factors on existing routes and the addition of 13 new markets in 1996. Load factors were 62.1% and 44.8% in 1996 and 1995, respectively, an increase of 17.3 percentage points.

AirTran also had charter revenue which is derived from making its airplanes available to charter operators during slower periods of the year. Charter revenues were $1,692,000 and $1,241,000 in 1996 and 1995, respectively, an increase of $451,000 or 36.3%. The increase reflects full year operations and more aircraft available during the year but the relatively low year over year increase also reflects the deliberate shift of using more aircraft in scheduled service in 1996 than in 1995.

In addition, the consolidated operations include other revenues, principally cancellation revenue, change fees, liquor sales and the sales of the FBO which, collectively, were $1,775,000 and $470,000 in 1996 and 1995, respectively, an increase of $1,305,000 or 277.7%. The increase in other revenues is principally the result of full year operations.


OPERATING EXPENSES
Flight operations expense includes expenses related directly to the operation of aircraft except for depreciation and amortization of aircraft and aircraft improvements. Expenses for hull insurance, pilots' salaries, aircraft fuel and flight operations administration are all included in flight operations. Flight operations expenses were $24,067,000 and $5,747,000 in 1996 and 1995, respectively, an increase of $18,320,000 or 318.8%. Departures were 8,861 and 1,627 in 1996 and 1995, respectively, an increase of 7,234 or 444.6% which, together with the increased ASMs, drove the majority of the increase in flight operations expense. Better aircraft utilization and reduced fleet ownership costs mitigated the increase, year over year, in flight operations expense. AirTran purchased four aircraft in 1996 which shifts fleet ownership costs to depreciation as compared to flight operations expense.

The exemption from fuel tax for commercial aviation expired on October 1, 1995 and AirTran then became subject to that $0.043 per gallon tax. AirTran paid the tax from October 1, 1995 through March 31, 1996 and the impact is included in flight operations expense. Had AirTran been subject to the tax for the full year, operating expenses would have been higher by approximately $260,000. Various bills have been introduced in Congress to renew the exemption, however, none have been enacted and there can be no assurance that any will be enacted.

Maintenance expense includes all expenses related to the upkeep of aircraft. Such expenses include labor, parts, supplies and contract maintenance. The direct cost of airframe and engine overhauls are expensed and, for leased aircraft, paid monthly to the lessor in the form of reserves. For owned aircraft, AirTran reserves on a per flight hour basis for future maintenance. These reserves are recorded on AirTran's balance sheet each month as the aircraft are flown. The reserves are then available for major overhauls when they occur. Maintenance expenses were $11,999,000 and $2,818,000 in 1996 and 1995, respectively, an increase of $9,181,000 or 325.8%. Maintenance expense is a semi-variable cost, facilities and administrative salaries for which are relatively fixed while reserve expense is driven principally by block hours. Block hours were 21,078 and 3,405 in 1996 and 1995, respectively, an increase of 17,673 or 519.0%. The increased block hours, year over year, contributed substantially to the increased maintenance expense.

Aircraft and traffic servicing expense includes all expenses incurred at airports, including landing fees, facilities rental, station labor, passenger liability insurance, ground handling services, flight attendant wages, catering expenses and flight attendant overnight expenses. Aircraft and traffic servicing expenses were $13,412,000 and $3,167,000 in 1996 and 1995, respectively, an increase of $10,245,000 or 323.5%. The increase is driven by the increased number of flights, markets served, passengers, block hours and due to higher load factors.

Reservations and sales expense includes all sales, marketing and advertising expenses as well as the cost of reservations. Reservation expense includes salaries of reservations personnel, computer reservation system expenses and travel agent commissions. Reservations and sales expenses were $12,063,000 and $1,869,000 in 1996 and 1995, respectively, an increase of $10,194,000 or 545.4%. The increase was due to increased travel agent commissions, advertising and reservation activity associated with higher passenger volume and increased sales of future tickets. The increased activity was caused by the expansion of AirTran's service into new markets and higher load factors on existing routes in 1996. AirTran had passenger volume of 685,000 and 87,000 in 1996 and 1995, respectively, an increase of 598,000 or 687.4%.

General and administrative expense includes the wages and benefits for both companies' executive officers and various other administrative personnel. Also included are costs for office supplies, legal expenses, accounting and miscellaneous expenses. General and administrative expenses were $3,180,000 and $1,905,000 in 1996 and 1995, respectively, an increase of $1,275,000 or 66.9%. The principal cause of the increased expense in 1996 was the development of headquarters and administrative infrastructure to support AirTran's full and expanding operation. In addition, AirTran introduced a program of profit sharing for all full time employees during 1996 which, due to Airtran's profitability, contributed to the increase.

Depreciation and amortization expense includes depreciation on equipment, aircraft and aircraft improvements and amortization of leasehold improvements, goodwill and aircraft and loan acquisition costs. Depreciation and amortization expense were $2,146,000 and $522,000 in 1996 and 1995, respectively, an increase of $1,624,000 or 311.1%. Purchases of aircraft completed in the latter part of 1996 were the principal cause of the increased depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $16,437,000 and $961,000 at March 31, 1996 and 1995, respectively, an increase of $15,476,000 or 1,610.4%. Prior to the distribution, Mesaba contributed cash and property to Airways having a book value of approximately $20,250,000 in 1996 in addition to $8,750,000 invested in Airways in 1995. The principal sources of cash and cash equivalents were Mesaba's capital contribution, proceeds of long-term debt of $16,800,000 and cash generated from operating activities of $14,063,000. The principal uses of cash and cash equivalents were for purchases of property and equipment of $28,380,000, acquisition of other assets (excluding deferred loan costs) of $938,000 and payments on long-term debt of $1,142,000.

Cash and cash equivalents were $961,000 and $8,000 at March 31, 1995 and 1994, respectively, an increase of $953,000. The principal source of cash and cash equivalents were capital contributions of $8,831,000, most notably the aforementioned $8,750,000 from Mesaba. The principal uses of cash and cash equivalents were for purchases of property and equipment of $2,277,000, the acquisition of Conquest Sun Airlines, Inc. for $2,500,000, and for the acquisition of other assets (excluding deferred loan costs) of $1,356,000.

Airways' consolidated working capital ratio was 1.10 to 1.0 and 1.36 to 1.0 at March 31, 1996 and 1995, respectively. The decrease in the ratio at March 31, 1996 was principally the result of investing in property and equipment during the year.

During 1996, AirTran entered into the following financing arrangements:


- - -    Four Loan Agreements with a major commercial financing company to finance the purchase of three Boeing 737-200 aircraft. The aggregate financing amount of the loans was $13,800,000 and is secured by the aircraft. The loans carry fixed interest rates ranging from 5.85% to 11.67%. The loans require payments of principal and interest on a monthly basis which amortize the borrowing by December 2000.

- - -    One short-term note with the seller to finance the purchase of one Boeing
     737-200 aircraft. The loan amount was $1,000,000 and is secured by the aircraft. The note carries a variable interest rate of LIBOR rate plus
     4.1%. The note requires payment of principal and interest on a monthly basis which amortize the borrowing by December 1996.

- - -    One long term loan with a major bank to finance part of the purchase of a hangar at the Orlando International Airport. The loan amount was $2,000,000 and is secured by the hangar as well as security interests granted in AirTran's leasehold improvements as well as $214,000 in cash. The loan carries a variable interest rate equal to the prime rate plus 1%. The loan requires repayment of principal in the amount of $25,000 monthly plus interest accrued and, at various intervals, can require repayments of greater amounts depending on Airways' cash flow.

- - -    One installment loan with the seller to purchase aircraft equipment.  The loan amount was $400,000 and is secured by the equipment. The loan carries a fixed interest rate of 10%. The note requires payment of principal and interest monthly which will amortize the loan by February
     1999.


Airways had consolidated current assets of $34,675,000 and $7,841,000 as of March 31, 1996 and 1995, respectively. Management believes that such assets, along with internally generated funds as well as financing which management believes is or will be made available, will satisfy projected operating and capital needs. If AirTran increases its rate of growth over current projections, acquires another company, purchases more aircraft (rather than leasing additional aircraft) than is presently planned, sustains losses, or otherwise requires significant additional capital, other sources of funds will need to be secured and there is no assurance that such funds will be secured.

The effect of inflation on either company is not considered material.


NEW ACCOUNTING STANDARDS
In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for financial statements with fiscal years beginning after December 15, 1995. Among other provisions, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an entity should estimate the future cash flows expected to result from the use of the assets and their eventual disposition. Measurement for an impairment loss for long-lived assets and identifiable intangibles expected to be held and used should be based on the fair value of the asset.

Airways has determined that this pronouncement will not have a material impact on the consolidated financial condition and results of operations.

In October, 1995 the FASB issued SFAS 123 - "Accounting for Stock-Based Compensation" effective for financial statements with fiscal years beginning after December 15, 1995. Among other provisions, SFAS 123 establishes a new, alternative method based on fair values for accounting for stock-based compensation arrangements with employees. In addition, if an entity does not adopt the new, alternative method, the statement requires disclosure in the footnotes of pro-forma net income and earnings per share as if the fair value method had been adopted. Airways intends to adopt the provisions of SFAS 123 when required and will elect to continue to account for stock options under the provisions of the Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" as provided for in SFAS 123.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are included in Part IV, Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Airways terminated its relationship with the independent public accounting firm of Arthur Andersen LLP ("AA") on September 28, 1995. AA's report on Airways' financial statements for the fiscal year ended March 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. From the time AA was engaged by Airways through the date of AA's dismissal, there were no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AA, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

Airways hired the independent public accounting firm of KPMG Peat Marwick
LLP ("KPMG") for the purpose of conducting an audit for the next fiscal year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the caption "Management" in Airways' Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information contained under the caption "Executive Compensation" in Airways' Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation and the stock performance graph contained therein shall not be deemed to be incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information contained under the caption "Security Ownership of Management and Certain Beneficial Owners" in Airways' Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the caption "Transactions with Management" and in Airways' Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) A listing of financial statements and financial statement schedules filed as part of this report is set forth in the "Index to Financial Statements" following Part IV hereof.

(b) Reports on Form 8-K: None

(c) Exhibit Index - 1996 Annual Report on Form 10-K.


EXHIBIT NO.                      TITLE
- - -----------  -----------------------------------------------
        3.1  Certificate of Incorporation of Airways Corporation (1)

        3.2  Bylaws of Airways Corporation. (1)

        4.0  Form of Stock Certificate of common stock of Airways Corporation. (1)

       10.1  Air Carrier Certificate issued to AirTran Airways, Inc. effective June 6, 1994. (1)

       10.2  Certificate of Public Convenience and Necessity for Interstate Air Transportation
             issued to AirTran Airways, Inc., d/b/a AirTran Airways, effective November 30, 1994. (1)



   10.3    FAA Repair Station Certificate. (1)


 10.4.8    Secured Loan Agreement dated August 28, 1995 between Finova Capital
           Corporation, as Lender, and AirTran Airways, Inc., as borrower. (2)

   10.5    Distribution Agreement between AirTran Corporation, Mesaba Aviation, Inc.
           AirTran Airways, Inc. and Airways Corporation. (2)

   10.6    Agreement, dated May 18, 1995, between Northwest Airlines, Inc., Northwest
           Aircraft, Inc., Mesaba Aviation, Inc. and AirTran Corporation. (2)

   10.7    Lease of headquarters of Airways in Orlando, Florida. (1)

   10.8    Airways Corporation 1995 Stock Option Plan. (1)

   10.9    Airways Corporation 1995 Directors Stock Option Plan. (1)

  10.10    Severance Agreement between Robert D. Swenson and AirTran Corporation,
           Mesaba Aviation, Inc. and Airways Corporation dated April 28, 1995. (1)

  10.11    Lease of headquarters of Airways in Orlando, Florida, dated November 1, 1995. (3)

  10.13    Security Agreement dated December 28, 1995 between C. I. T.  Leasing Corporation, as lender and AirTran Airways, Inc., as borrower. (3)

  10.15    Security Agreement dated December 20, 1995 between Finova Capital Corporation, as lender and AirTran Airways, Inc., as borrower. (3)

  10.16    Security Agreement dated December 20, 1995 between Finova Capital Corporation, as lender and AirTran Airways, Inc., as borrower. (3)

10.17.1    Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater
           Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989.

10.17.2    Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by
           and between Greater Orlando Aviation Authority and Page AvJet Corporation dated
           June 22, 1990.

10.17.3    Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar
           Lease Agreement by and between Greater Orlando Aviation Authority and AirTran
           Airways, Inc. dated January 25, 1996.

  10.18    Agreement between AirTran Airways, Inc. and MarketLink, Inc. dated January 26,
           1996.

   11.0    Statement of Computation of Weighted Average Shares and Per Share Earnings.

      16.0 Letter re:  Change in Independent Public Accountants. (4)

      18.0 Preference letter re:  Change in accounting principles.

      21.0 Subsidiary of Airways Corporation.

      23.1 Letter re:  Consent of Arthur Andersen LLP.

      23.1 Letter re:  Consent of KPMG Peat Marwick LLP.

      27.0 Financial Data Schedule (submitted only in electronic format).


(1) Incorporated by reference to Airways Corporation's Form S-4 Registration Statement (File No. 33-93104).
(2) Incorporated by reference to the Airways Corporation's Form 10-Q for the quarter ended September 30, 1995.
(3) Incorporated by reference to Airways Corporation's Form 10-Q for the quarter ended December 31, 1995.
(4) Incorporated by reference to Airways Corporation's Form 8-K filed on September 28, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AIRWAYS CORPORATION
                                           REGISTRANT

                                           By:    /s/ ROBERT D. SWENSON
                                              ----------------------------------
                                                      Robert D. Swenson
                                                Chairman of the Board, Chief
                                                      Executive Officer
Date:  June 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    SIGNATURE                              TITLE                           DATE
- - -----------------      ----------------------------------------------  -------------
/s/ ROBERT D. SWENSON  Chairman of the Board, Chief Executive            June 28, 1996
- - ---------------------    Officer and Director of Airways and Chairman
Robert D. Swenson        of the Board of AirTran Airways, Inc.
                         (Principal Executive Officer)

/s/ JOHN F. HORN       President and Director of Airways, President      June 28, 1996
- - ---------------------    and Chief Executive Officer of AirTran
  John F. Horn           Airways, Inc.

/s/ MARK B. RINDER     Vice President of Finance, Secretary              June 28, 1996
- - ---------------------    and Chief Financial Officer of
 Mark B. Rinder          Airways Corporation and Vice President of
                         Finance and Chief Financial Officer of
                         AirTran Airways, Inc.
                         (Principal Financial and Accounting Officer)

/s/ JOHN S. OLBRYCH    Director                                          June 28, 1996
- - ---------------------
 John S. Olbrych

/s/ JOHN K. ELLINGBOE  Director                                          June 28, 1996
- - ---------------------
John K. Ellingboe

        *              Director                                          June 28, 1996
- - ---------------------
  Roger T. Munt

        *              Director                                          June 28, 1996
- - ---------------------
 Alan R. Stephen

                              AIRWAYS CORPORATION


        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                       PAGE
                                                                        NO.
                                                                      -------
FINANCIAL STATEMENTS:
Independent Auditors' Reports.  .  .  .  .  .  .  .  .  .  .  .  .  .   25

Consolidated Balance Sheets, March 31, 1996 and 1995 .  .  .  .  .  .   27

Consolidated Statements of Operations for the Years ended March 31,
1996, 1995 and 1994 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   29

Consolidated Statements of Cash Flows for the Years ended March 31,
1996, 1995 and  1994.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   30

Consolidated Statements of  Changes in Shareholders' Equity and Group
Equity for the Years ended March 31, 1996, 1995 and 1994.  .  .  .  .   32

Notes to Consolidated Financial Statements  .  .  .  .  .  .  .  .  .   33


SCHEDULE:

Schedule II - Valuation and Qualifying Accounts - Schedule not filed    N/A
herewith is omitted because of the absence of conditions under which it is required.

                          INDEPENDENT AUDITORS REPORT

Board of Directors
Airways Corporation:


We have audited the accompanying consolidated balance sheet of Airways Corporation and subsidiary (the "Company") as of March 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and group equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of Airways Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airways Corporation and subsidiary as of March 31, 1996 and the results of its operations and its cash flows for the year ended March 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for credit card processing fee expense.


                                                       /s/ KPMG PEAT MARWICK LLP

                                                       KPMG PEAT MARWICK LLP



Orlando, Florida
May 24, 1996

                          INDEPENDENT AUDITORS REPORT

To Airways Corporation:


We have audited the combined balance sheet of The Airways Group as of March 31, 1995 and the related combined statements of operations, changes in group equity and cash flows for the years ended March 31, 1995 and 1994. These financial statements are the responsibility of The Airways Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Airways Group as of March 31, 1995 and the results of their operations and their cash flows for the years ended March 31, 1995 and 1994, in conformity with generally accepted accounting principles.


                                               /s/ ARTHUR ANDERSEN LLP

                                               ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
May 19, 1995

                              AIRWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 1996 and 1995
                                 (In thousands)







            ASSETS                               1996     1995
                                               -------  -------
  Current assets:
     Cash and cash equivalents                 $16,437  $   961
     Restricted cash                            11,309    3,765
     Accounts receivable, net                    3,135      413
     Inventory, expendable parts and supplies    1,847    2,282
     Prepaid expenses and deposits               1,947      420
                                               -------  -------

     Total current assets                       34,675    7,841
                                               -------  -------
  Property and equipment, net                   29,458    2,211
                                               -------  -------

  Other assets:
     Goodwill, net                               1,891    2,026
     Lease and equipment deposits                1,339    1,148
     Other assets, net                             997      318
                                               -------  -------

  Total assets                                 $68,360  $13,544
                                               =======  =======






  See accompanying notes to consolidated financial statements.     (Continued)

                              AIRWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 1996 and 1995
                                 (In thousands)





   LIABILITIES AND STOCKHOLDERS' EQUITY                           1996     1995
                                                                -------  -------
Current liabilities:
   Accounts payable                                             $ 9,362  $ 1,774
   Air traffic liability                                         14,912    3,628
   Accrued expenses                                               3,082      381
   Current portion of long-term debt                              3,574        -
   Income taxes payable                                             533        -
                                                                -------  -------

          Total current liabilities                              31,463    5,783

Long-term debt, less current portion                             12,484        -
Deferred income taxes                                                50       71
                                                                -------  -------

          Total liabilities                                      43,997    5,854
                                                                -------  -------


Stockholders' equity:
   Preferred stock, $.01 par value per share, 1,000,000 shares
     authorized, no shares issued or outstanding                      -        -
   Common stock, $.01 par value per share, 19,000,000 shares
     authorized, 8,966,937 and no shares issued and outstanding
     at March 31, 1996 and 1995, respectively                        90        -
   Additional paid-in capital                                    26,350   10,954
   Accumulated deficit                                           (2,077)  (3,264)
                                                                -------  -------

          Total stockholders' equity                             24,363    7,690
                                                                -------  -------

Commitments and contingencies (note 4)

Total liabilities and stockholders' equity                      $68,360  $13,544
                                                                =======  =======








See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the years ended March 31, 1996, 1995 and 1994
                  (In thousands, except per share information)




                                                         1996     1995    1994
                                                       -------  -------- ------
 Operating revenues:
    Passenger                                          $64,894   $ 7,896 $    -
    Charter                                              1,692     1,241      -
    General aviation and other                           1,775       470    372
                                                       -------   ------- ------
           Total operating revenues                     68,361     9,607    372
                                                       -------   ------- ------
 Operating expenses:
    Flight operations                                   24,067     5,747     95
    Maintenance                                         11,999     2,818     89
    Aircraft and traffic servicing                      13,412     3,167      -
    Reservations, sales and marketing                   12,063     1,869      -
    Depreciation and amortization                        2,146       522     18
    General and administrative                           3,180     1,905    163
                                                       -------   ------- ------
           Total operating expenses                     66,867    16,028    365
                                                       -------   ------- ------
           Operating income (loss)                       1,494    (6,421)     7

 Interest (income) and other                            (1,007)      (59)     -
 Interest expense                                          524         -      -
                                                       -------   ------- ------
           Income (loss) before income taxes             1,977    (6,362)     7

 Income tax expense (benefit)                              790    (2,866)     3
                                                       -------   ------- ------
           Net income (loss)                           $ 1,187   $(3,496)$    4
                                                       =======   ======= ======
 Net income (loss) per share (pro-forma and unaudited
    in 1995 and 1994)                                  $   .13   $  (.39)$    -
                                                       =======   ======= ======
 Weighted average shares outstanding (pro-forma and
    unaudited in 1995 and 1994)                          9,230     8,927  8,927
                                                       =======   ======= ======



See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the years ended March 31, 1996, 1995 and 1994
                                 (In thousands)




                                                              1996      1995    1994
                                                            --------  --------  ----
Operating activities:

   Net income (loss)                                         $ 1,187  $ (3,496)  $ 4
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                          1,883       522    18
        Compensation expense incurred in connection
           with stock options granted and issued                 224         -     -
        Change in current operating items:
           Restricted cash                                    (7,544)   (3,765)    -
           Accounts receivable, net                           (2,722)     (333)  (38)
           Inventories                                           435       (68)   (9)
           Prepaid expenses and deposits                      (1,527)     (357)    -
           Accounts payable and accrued liabilities           10,289     2,124    25
           Air traffic liability                              11,284     3,628     -
           Income tax payable                                    533         -     -
           Deferred taxes                                         21         -     -
                                                             -------  --------   ---
             Net cash flows provided by (used for)
                 operating activities                         14,063    (1,745)    -
                                                             -------  --------   ---

Investing activities:
   Purchase of Conquest Sun Airlines, Inc.                         -    (2,500)    -
   Purchases of property and equipment, net                  (28,380)   (2,277)    -
   Increase in other assets, excluding deferred loan costs      (938)   (1,356)    -
                                                             -------  --------   ---
             Net cash flows used for investing activities    (29,318)   (6,133)    -
                                                             -------  --------   ---





See accompanying notes to consolidated financial statements.        (Continued)

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the years ended March 31, 1996, 1995 and 1994
                                 (In thousands)




                                                                                   1996   1995   1994
                                                                                 ------- ------  ----
Financing activities:
   Capital contributions                                                          15,154  8,831     -
   Proceeds from long-term debt                                                   16,800      -     -
   Repayments of long-term debt                                                   (1,142)     -     -
   Deferred loan costs                                                              (189)     -     -
   Proceeds from issuance of common stock                                            108      -     -
   Borrowings from former parent                                                       -    458     -
   Repayments to former parent                                                         -   (458)    -
                                                                                 ------- ------    --
           Net cash flows provided by financing activities                        30,731  8,831     -
                                                                                 ------- ------    --
           Net increase in cash and short-term investments                        15,476    953     -

Cash and short-term investments at beginning of year                                 961      8     8
                                                                                 ------- ------    --
Cash and short-term investments at end of year                                   $16,437 $  961    $8
                                                                                 ======= ======    ==

Supplemental disclosures of cash flow activities:

   Cash paid for interest                                                        $   501 $    -    $-
                                                                                 ======= ======    ==

   Cash paid for income taxes                                                    $   278 $    -    $-
                                                                                 ======= ======    ==

Supplemental disclosure of non-cash investing and financing
   activities:
      During the year ended March 31, 1996, the Company purchased $400 of flight equipment with long-term debt.




See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND GROUP EQUITY

               For the years ended March 31, 1996, 1995 and 1994
                                 (In thousands)


                                                                                               Retained
                                                                             Additional        Earnings            Total
                            Group                  Common      Preferred       Paid-in       (Accumulated       Stockholders'
                            Equity      Shares      Stock        Stock         Capital          Deficit)           Equity
                            ------      ------      -----        -----         --------         --------           ------
Balance, March 31,
1993                   $      2,123     -           -            -                -             $   228           $ 2,351
Net Income                                                                                            4                 4
                       --------------------------------------------------------------------------------------------------
Balance, March 31,
1994                          2,123     -           -            -                -                 232             2,355
Capital contributions         8,831     -           -            -                -                                 8,831
Net loss                                                                                         (3,496)           (3,496)
                       --------------------------------------------------------------------------------------------------
Balance, March 31,
1995                         10,954     -           -            -                -              (3,264)            7,690
Shares issued and
  contribution of
  group equity              (10,954)   8,927      $89            -             $26,019             -               15,154
Stock options
  granted and
  exercised under
  stock option plan          -            40        1            -                 331                                332
Net Income                                                                                        1,187             1,187
                       --------------------------------------------------------------------------------------------------
Balance, March 31,
1996                   $      -        8,967      $90            -             $26,350          $(2,077)          $24,363
                       ==================================================================================================

See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1996, 1995 and 1994
           (Dollars in thousands, except share and per share amounts)


(1) CORPORATE ORGANIZATION AND BUSINESS

    In June 1994, AirTran Corporation, former parent company, now doing business as Mesaba Holdings, Inc. ("Mesaba"), acquired the common stock of Conquest Sun Airlines, Inc. ("Conquest") for $2,500 in a transaction accounted for under the purchase method of accounting. At the time of the acquisition, Conquest had recently obtained U.S. Department of Transportation ("DOT") approval to operate a jet airline. Conquest's name was subsequently changed to AirTran Airways, Inc. ("AirTran") and scheduled passenger service commenced on October 6, 1994.

    In March 1995, Mesaba and Northwest Airlines, Inc. ("Northwest") entered into an agreement to spin off AirTran Airways, Inc. and a fixed-base operation ("FBO") in Grand Rapids, Minnesota. Under the terms of the spin-off, on April 7, 1995, Mesaba established a new wholly-owned subsidiary, Airways Corporation (the "Company") into which the above operations were consolidated (and previously referred to as The Airways Group) in order to facilitate the distribution of the Company common stock to Mesaba shareholders (other than Northwest). In connection with the spin-off, Mesaba made a contribution in cash and certain assets to the Company prior to the spin-off date. The distribution was approved by Mesaba's shareholders on August 29, 1995 and was made on September 7, 1995 to the shareholders of record (other than Northwest) on August 31, 1995.

    The FBO has historically operated as a division of Mesaba. The accompanying consolidated financial statements present the results of the combined entities whereby significant intercompany accounts and transactions are eliminated.

    AirTran serves 21 cities from Orlando, operating as AirTran Airways. The FBO sells aircraft parts, provides fueling and other aircraft servicing, rentals, and flight training in Grand Rapids, Minnesota.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

        Cash equivalents consist primarily of U.S. government securities and interest-bearing deposits with maturities of less than 90 days and are stated at cost, which approximates market. Restricted cash represents amounts escrowed relating to the Company's air traffic liability and to cash collateralizing the Company's long-term debt.

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


(2),CONTINUED

    (B) INVENTORY

        Expendable parts and supplies are stated at the lower of average cost or market and consist of expendable aircraft service parts, fuel and Fokker F-27 aircraft and parts held for sale by the FBO. Expendable parts are charged to maintenance expense as used.

    (C) PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of four to twelve years for flight equipment and rotable parts and three to five years for all other equipment. Leasehold improvements are amortized over the shorter of the life of the lease or the asset.

    (D) GOODWILL

        The excess of purchase price paid for Conquest over the fair market value of net tangible assets acquired totaled $2,141 and is being amortized over 15 years. Accumulated amortization totaled $250 and $115 at March 31, 1996 and 1995, respectively.

    (E) OTHER ASSETS

        Certain costs incurred in connection with the acquisition of Boeing 737-200 aircraft and the start-up of AirTran's airline service have been deferred. As of March 31, 1996 and 1995, such costs totaled $1,108 and $395, respectively, and consisted of initial flight crew training, aircraft rent and insurance expenses incurred prior to AirTran's scheduled airline service. Pre-operating costs are being amortized over three years, and accumulated amortization totaled $293 and $77 at March 31, 1996 and 1995, respectively. Development costs relating to new routes, obtaining regulatory approval, and administrative and promotional costs are charged to expense as incurred.

        Certain costs incurred in connection with obtaining long-term debt have been deferred. As of March 31, 1996, such costs totaled $189. Deferred loan costs are being amortized over the terms of the loans and accumulated amortization was $7 at March 31, 1996.

    (F) REVENUE RECOGNITION

        Passenger and charter revenues are recorded as income when the respective services are rendered or the passenger ticket otherwise expires. Cash received on advance ticket and charter sales is deferred and recorded as air traffic liability.

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


(2), CONTINUED

     (G) INCOME TAXES

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which is an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

    (H) AIRFRAME AND ENGINE OVERHAUL EXPENSE

        The Company has adopted the accrual method for recognizing the estimated cost of airframe and engine overhaul expenses. The accrual method provides for estimating the cost of overhauls and accruing the cost, based on an hourly rate, to overhaul expense. The actual expense is charged to the accrual and any deficiency or excess is charged or credited to expense in the period incurred.

    (I) NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed based on the weighted average number of common shares in 1996 and for prior years is on a pro-forma basis, and, if dilutive, common stock equivalent shares (options) outstanding during the respective periods.

    (J) CONSOLIDATION POLICY

        The accompanying consolidated financial statements include the accounts of Airways Corporation and AirTran Airways, Inc., a wholly-owned subsidiary of Airways Corporation. All material intercompany transactions have been eliminated.

    (K) CONCENTRATION OF CREDIT RISK

        At March 31, 1996, most of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards on the Company's flights. These receivables are short-term, generally being settled within 14 days after sale. The Company does not believe it is subject to any significant concentration of credit risk.

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


(2), CONTINUED


    (L) USE OF ESTIMATES

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (M) FUTURE APPLICATION OF ACCOUNTING STANDARDS

        In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for financial statements with fiscal years beginning after December 15, 1995. Among other provisions, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an entity should estimate the future cash flows expected to result from the use of the assets and their eventual disposition. Measurement for an impairment loss for long-lived assets and identifiable intangibles expected to be held and used should be based on the fair value of the asset. The Company has determined that this pronouncement will not have any material impact on the financial condition and results of operations.

        In October, 1995 the FASB issued SFAS 123 - "Accounting for Stock-Based Compensation", effective for financial statements with fiscal years beginning after December 15, 1995. Among other provisions, SFAS 123 establishes a new, alternative method based on fair values for accounting for stock-based compensation arrangements with employees. In addition, if an entity does not adopt the new, alternative method, the statement requires disclosure in the footnotes of pro-forma net income and earnings per share as if the fair value method had been adopted. Airways intends to adopt the provisions of SFAS 123 when required and will elect to continue to account for stock options under the provisions of the Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" as provided for in SFAS 123.

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


(2), CONTINUED

    (N) RECLASSIFICATIONS

        Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.


(3) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:


                                                           1996   1995
                                                         -------  -----
        Flight equipment, substantially pledged in 1996  $25,216  1,626
        Other property and equipment                       2,675  1,186
        Hangar                                             3,615      -
                                                         -------  -----
                                                          31,506  2,812
        Less accumulated depreciation                      2,048    601
                                                         -------  -----
              Net property and equipment                 $29,458  2,211
                                                         =======  =====



     The Company's airline fleet consisted of ten Boeing 737-200 ("B737") aircraft of 126 to 128 passenger capacity each, of which six are held under operating leases as of March 31, 1996. The remaining four aircraft are owned by the Company and had a net book value of $19,440 at March 31, 1996.

     Aircraft maintenance and repairs on B737 aircraft are charged to expense when incurred, except for the cost of major airframe and engine overhauls, the estimated cost of which is charged to maintenance expense based upon hours flown pursuant to the specific lease agreements and the Company's accounting policies for owned aircraft, thus providing for the

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

(3),CONTINUED

    overhaul cost when it occurs. Approximately $2,514 and $276 has been accrued for major airframe and engine overhauls as of March 31, 1996 and 1995, respectively. The Company estimates that the costs of major engine and airframe overhauls due in 1997 will total approximately $6,500, virtually all of which is either reserved and on the balance sheet, will be reserved during 1997 pursuant to the Company's accounting policies for leased and owned aircraft or will be reimbursable from lessors.

    The B737 operating leases require future minimum rental payments as follows at March 31, 1996:


            1997                                               $ 5,984
            1998                                                 5,579
            1999                                                 4,558
            2000                                                 3,002
            2001                                                 3,002
            Thereafter                                           4,170
                                                               -------
                                                               $26,295
                                                               =======



    Rent expense under B737 operating leases totaled approximately $4,535 and $1,225 in 1996 and 1995, respectively and is included in flight operations in the accompanying consolidated statements of operations.


(4) COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    As detailed in Note 3 the Company leases six B737 aircraft under operating leases. In addition, the Company leases office and hangar facilities and certain terminal facilities under operating leases which provide for approximate future minimum rental payments of $414 in 1997. Rent expense under all facility operating leases totaled approximately $365 in 1996, $360 in 1995, and $16 in 1994.

    CREDIT FACILITY

    The Company maintains a $1,000 credit facility with a bank for purposes of issuing letters of credit. Eight letters totaling $673 have been issued and were outstanding at March 31, 1996. In the event advances under the facility are drawn, the borrowings would bear interest at the

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


(4),  CONTINUED

      bank's prime rate plus 1-1/4%. No amounts were drawn under this facility as of or during the year ended March 31, 1996.

      LITIGATION

      The Company is a party to ongoing legal proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a materially adverse effect on the Company's financial position, results of operations, or its cash flows.

      AIRCRAFT COMMITMENTS

      In order to comply with Federal Aviation Administration ("FAA") requirements, the Company is required to purchase hush kits for its B737 aircraft. The installation of these hush kits will bring the aircraft into compliance with FAA Stage 3 noise level requirements. The projected payments associated with the purchase of the hush kits are $3,000 in 1997, $3,000 in 1998 and $0 in 1999 and based on those purchases combined with AirTran's current plans for aircraft acquisitions and upcoming aircraft lease expirations, it will continue to meet or exceed the Stage 3 requirements. The Company has contracted to purchase four hush kits for its B737 aircraft at its installed cost of $6,000.


(5)   STOCK OPTION PLAN

      In 1996, the Airways Corporation Stock Option Plan and Director Stock Option Plan (the "Plans") were established. Under these Plans, options were granted by the compensation committee of the Company's Board of Directors which vest one year from the date of grant and are exercisable (subject to certain conditions) for a period not to exceed five years from the date of grant for participants owning 10% or more of the outstanding common stock and ten years for all other participants. The purchase price of the stock may not be less than 110% of the fair market value of the Company's common stock on the date of the grant for participants owning 10% or more of the outstanding common stock or 100% of the fair market value for all other participants. A total of 1,150,000 shares of the Company's common stock have been reserved for issuance pursuant to options granted under the Plans. As of March 31, 1996, 625,100 incentive stock options remain granted with exercise prices between $2.70 and $10.75 per share. In addition, the Company has granted 87,900 nonqualified stock options to certain of the Company's officers and directors at exercise prices between $2.70 and $7.75 per share. These options also become exercisable (subject to certain conditions) beginning one year from the date of grant. As of March 31, 1996, 40,000 options had been exercised pursuant to a change made to the Plan resulting in $225 of compensation expense during the year ended March 31, 1996.

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

(6)  LONG-TERM DEBT

    Long-term debt as of March 31, 1996 is summarized as follows:

Installment loan, dated August 1995, collateralized by flight equipment,
  payments of $100 plus interest at 11.67%, maturing August 2000            $4,094

Installment loan, dated August 1995, collateralized by flight equipment,
  payments of $23 including interest at 5.85%, maturing August 2000          1,054

Installment loan, dated December 1995, collateralized by flight equipment,
  payments of $85 including interest at 10.04%, maturing December 2000       3,844

Installment loan, dated December 1995, collateralized by flight equipment,
  payments of $85 including interest at 10.04%, maturing December 2000       3,844

Installment loan, dated December 1995, collateralized by flight equipment, payments of $92 including interest at LIBOR + 4.1% (9.6 % as of
  March 31, 1996), maturing December 1996                                      833

Installment loan, dated February 1996, collateralized by flight equipment,
  payments of $13 including interest at 10%, maturing February 1999            389

Term loan, dated March 1996, collateralized by a hangar, payments of $25 plus interest at prime + 1% (9.25% as of March 31, 1996), maturing
  October 2002                                                               2,000
                                                                           -------
                     Total long-term debt                                   16,058

  Less current installments of long-term debt                                3,574
                                                                           -------
                     Net long-term debt                                    $12,484
                                                                           =======


                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

(6), CONTINUED

     The aggregate amounts of principal maturities of debt outstanding at March 31, 1996, for the five subsequent years are as follows:


             1997                                               $   3,574
             1998                                                   2,992
             1999                                                   3,269
             2000                                                   3,441
             2001                                                   2,282
             Thereafter                                               500
                                                                ---------
                                                                $  16,058
                                                                =========


(7)  INCOME TAXES

     Income tax expense (benefit) attributable to loss from continuing operations for the years ended March 31, 1996, 1995 and 1994 consists of the following:


                                     CURRENT    DEFERRED  TOTAL
                                     -------    --------  -----
                 1996:
                   Federal          $    722     $(52)  $   670
                   State                  89        31      120
                                    --------     -----  -------
                                    $    811     $(21)  $   790
                                    ========     =====  =======

                 1995:
                   Federal          $(2,423)     $  59  $(2,364)
                   State               (514)        12     (502)
                                    --------     -----  -------
                                    $(2,937)     $  71  $(2,866)
                                    ========     =====  =======

                 1994:
                   Federal          $      3     $   -  $     3
                   State                   -         -        -
                                    --------     -----  -------
                                    $      3     $   -  $     3
                                    ========     =====  =======

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)



(7),  CONTINUED

      Total income tax expense (benefit) from continuing operations for the years ended March 31, 1996, 1995 and 1994 differed from amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:


                                                                    1996   1995      1994
                                                                    ----   ----      ----
      Computed "expected" tax expense (benefit)                     $672  $(2,163)    $2
      (Increase) decrease in income tax expense (benefit)
        resulting from:
            Nondeductible expenses                                     -      (60)     -
            State income tax expense (benefit),
              net of federal income taxes                             72     (502)     -
            Reorganizational costs                                    42        -      -
            Other, net                                                 4     (141)     1
                                                                    ----  ------      --
                                                                    $790  $(2,866)    $3
                                                                    ====  =======     ==


      The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of March 31, 1996 and 1995 are as follows:



                                                                            1996   1995
                                                                            ----   ----
      Deferred tax assets:
        Workers' compensation                                              $   11   $28
        Alternative minimum tax credit carryforwards                          337     -
        Deferred maintenance costs                                            946     -
         Other                                                                  -     9
                                                                           ------   ---
                Total gross deferred tax assets                            $1,294   $37
                                                                           ------   ---

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)



(7),CONTINUED



                                                                1996   1995
                                                                ----   ----
          Deferred tax liabilities:
             Property, plant and equipment, principally due to
                differences in depreciation                       996   108
             Deferred pre-operating costs                         267     -
             Prepaid expenses, principally due to prepaid
                commissions                                        46     -
             Other                                                 35     -
                                                               ------   ---
                     Total gross deferred tax liabilities       1,344   108
                                                               ------   ---
                     Net deferred tax (liabilities)            $  (50)  (71)
                                                               ======   ===

          Presented as:
             Noncurrent deferred income tax (liabilities)         (50)  (71)
                                                               ------   ---
                                                               $  (50)  (71)
                                                               ======   ===


    The valuation allowance for deferred tax assets as of March 31, 1996 and 1995 was $-0-. The net decrease in the total valuation allowance for the years ended March 31, 1996 and 1995 was $-0-. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon management's projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of March 31, 1996.

    As of March 31, 1996, the Company has alternative minimum tax credit carryforwards of $337 which are available to offset future federal regular income taxes, if any, over an indefinite period.

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


(8) BENEFIT PROGRAM

    The Company introduced a profit sharing arrangement during 1996 covering substantially all employees. Profit sharing expense was $ 338 in 1996.


(9) FINANCIAL INSTRUMENTS

    The fair value of the Company's long-term debt is estimated using the present value of discounted cash flows based on the borrowing rate currently available to the Company for debt with similar remaining terms and maturity. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to their immediate or short-term maturities. The carrying amounts of the Company's long-term debt with variable interest rates approximate fair value as these instruments are repriced regularly.

    The carrying amount and fair value of the Company's fixed long-term debt at March 31, 1996 is as follows:


                                              CARRYING AMOUNT  FAIR VALUE
                                              ---------------  ----------
                 Long-term debt                       $16,058     $16,193



(10)EFFECT OF FOURTH QUARTER RESULTS


    Adjustments were made to the air traffic liability during the fourth quarter of 1996 which totaled $1,197, of which $886 and $311 were recorded as additional passenger and other revenue, respectively. These adjustments were made to record cancellation and change fee revenue not previously recognized by the Company. Of those amounts, $478 related to revenue earned in the fourth quarter and the balance related to prior quarters.

    In addition, other adjustments were made to operating expenses for costs incurred which were underaccrued in prior periods totaling $1,515. Adjustments were made to flight operations expense - $660, maintenance - $490, aircraft and traffic services - $85 and reservations and sales expense - $280.

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)



(11)   CHANGE IN ACCOUNTING METHOD FOR CREDIT CARD PROCESSING FEE EXPENSE

       Credit card processing fees paid are deferred and recognized when the passenger travel has been completed. In prior years, fees were expensed when paid. The new method was adopted to match the credit card processing fee expense more appropriately with the related revenue and to make treatment consistent with the Company's standard revenue recognition policies. The effect of the change in 1996 was to increase income by approximately $165 or $0.02 per share net of the effect of income taxes. The cumulative effect of the change in accounting principle on prior years is immaterial.

  INDEX TO EXHIBITS


EXHIBIT    NAME
   #

  10.17.1  Orlando Tradeport Maintenance Hangar Lease Agreement by and between
           Greater Orlando Aviation Authority and Page AvJet Corporation dated
           December 11, 1989.

  10.17.2 Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet
           Corporation dated June 22, 1990.

  10.17.3  Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar
           Lease Agreement by and between Greater Orlando Aviation Authority and
           AirTran Airways, Inc. dated January 25, 1996.

    10.18  Agreement between AirTran Airways, Inc. and MarketLink, Inc. dated
           January 26, 1996.

     11.0  Statement of Computation of Weighted Average Shares and Per Share Earnings.

     18.0  Preference letter re: Change in accounting principles.

     21.0  Subsidiary of Airways Corporation.

     23.1  Letter re:  Consent of Arthur Anderson LLP.

     23.2  Letter re:  Consent of KPMG Peat Marwick LLP.

     27.0  Financial Data Schedule (submitted only in electronic format).