Form 10-Q
period 1996-06-30
AIRWAYS CORP
filed 1996-08-13
CIK 946362

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



 X   Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
- - ---  Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

     Transition Report Pursuant to Section 13 of 15(d) of the
- - ---- Securities Exchange Act of 1934
     For the transition period from ____________ to ______________

Commission File No:  0-26432

                              AIRWAYS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                               59-3315474
   (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                         6280 HAZELTINE NATIONAL DRIVE
                            ORLANDO, FLORIDA  32822
                                 (407) 859-1579

  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes       X         No
                                     -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                  Outstanding as of AUGUST 1, 1996
     -----                                  --------------------------------
Common stock
  Par value $.01 per share                             8,996,937

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              AIRWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 (In thousands)


                                                                                  JUNE 30,           MARCH 31,
                        ASSETS                                                      1996               1996
                        ------                                                    ---------          ---------
Current assets:
      Cash and cash equivalents                                                   $  15,446          $  16,437
      Restricted cash                                                                 8,861             11,309
      Accounts receivable, net                                                        2,412              3,135
      Tax asset, deferred                                                               173                  -
      Inventory, expendable parts and supplies                                        1,764              1,847
      Prepaid expenses                                                                1,941              1,947
                                                                                  ---------          ---------
          Total current assets                                                       30,597             34,675
                                                                                  ---------          ---------

Property and equipment, net                                                          29,632             29,458
                                                                                  ---------          ---------

Other assets:
      Goodwill, net                                                                   1,856              1,891
      Security deposits                                                               1,648              1,339
      Other assets, net                                                                 907                997
                                                                                  ---------          ---------
          Total other assets                                                          4,411              4,227
                                                                                  ---------          ---------

Total assets                                                                      $  64,640          $  68,360
                                                                                  =========          =========





See accompanying notes to consolidated financial statements.     (Continued)

                              AIRWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                    (In thousands, except share information)

                                                                                    JUNE 30,         MARCH 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1996             1996
- - ------------------------------------                                                --------         ---------
Current liabilities:
      Accounts payable                                                              $ 10,040         $   9,362
      Air traffic liability                                                           11,398            14,912
      Accrued liabilities                                                              1,313               993
      Current portion of long-term debt                                                3,368             3,574
      Income taxes payable                                                                 -               533
                                                                                    --------         ---------
          Total current liabilities                                                   26,119            29,374
                                                                                    --------         ---------

Long-term debt:
      Long-term debt, less current portion                                            11,951            12,484
      Maintenance reserves for owned aircraft                                          2,358             2,089
      Deferred income taxes                                                               50                50
                                                                                    --------         ---------
          Total long-term debt                                                        14,359            14,623
                                                                                    --------         ---------

      Total liabilities                                                               40,478            43,997
                                                                                    --------         ---------


Stockholders' equity:
      Preferred stock, $.01 par value per share, 1,000,000 shares
       authorized, no shares issued or outstanding                                         -                 -
      Common stock, $.01 par value per share, 19,000,000 shares
       authorized, 8,996,937 and 8,966,937 shares issued and
       outstanding at June 30, 1996 and March 31, 1996,
       respectively                                                                       90              90
      Additional paid-in capital                                                      26,431            26,350
      Accumulated deficit                                                             (2,359)           (2,077)
                                                                                    --------         ---------
      Total stockholders' equity                                                      24,162            24,363
                                                                                    --------         ---------

Commitments and contingencies (notes 5 and 6)

Total liabilities and stockholders' equity                                          $ 64,640         $  68,360
                                                                                    ========         =========



See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                  (In thousands, except per share information)


                                                                                       FOR THE QUARTERS ENDED
                                                                                              JUNE 30,
                                                                                    ----------------------------
                                                                                      1996               1995
                                                                                    ---------          ---------
Operating revenues:
      Passenger                                                                     $  28,557          $   8,536
      Charter                                                                              23                821
      General aviation and other                                                          432                299
                                                                                    ---------          ---------
          Total operating revenues                                                     29,012              9,656
                                                                                    ---------          ---------

Operating expenses:
      Flight operations                                                                 9,419              3,269
      Maintenance                                                                       6,492              1,685
      Aircraft and traffic servicing                                                    6,372              2,206
      Reservations, sales and marketing                                                 5,189              1,615
      Depreciation and amortization                                                     1,102                356
      General and administrative                                                          919                857
                                                                                    ---------          ---------
          Total operating expenses                                                     29,493              9,988
                                                                                    ---------          ---------

      Operating loss                                                                     (481)              (332)

Interest (income)                                                                        (359)              (158)
Interest expense                                                                          390                  -
                                                                                    ---------          ---------
      Net interest (income)                                                                31               (158)
                                                                                    ---------          ---------

      Loss before income taxes                                                           (512)              (174)

Income tax (benefit) expense                                                             (230)                14
                                                                                    ---------          ---------
      Net loss                                                                      $    (282)         $    (188)
                                                                                    =========          =========


Net loss per share (proforma in 1995)                                               $    (.03)         $    (.02)
                                                                                    =========          =========

Weighted average shares outstanding (proforma in 1995)                                  9,303              8,927
                                                                                    =========          =========


See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)


                                                                                     FOR THE QUARTERS ENDED JUNE 30,
                                                                                     -------------------------------
                                                                                        1996                1995
                                                                                     ----------           ----------
Operating activities:

   Net loss                                                                          $     (282)          $     (188)
   Adjustments to reconcile net loss to net cash flows provided by (used for) operating activities:-
        Depreciation and amortization                                                     1,105                  358
        Maintenance reserves, net                                                           585                  203
        Change in current operating items:
          Restricted cash                                                                 2,448                  203
          Accounts receivable, net                                                          723                 (818)
          Inventories                                                                        82                   60
          Prepaid expenses                                                                 (323)                (265)
          Accounts payable and accrued liabilities                                          682                  873
          Air traffic liability                                                          (3,514)                 753
          Related party payable                                                               -               15,500
          Income tax payable                                                               (706)                   -
                                                                                     ----------           ----------
          Net cash flows provided by operating activities                                   800               16,679
                                                                                     ----------           ----------

Investing activities:
      Purchases of property and equipment, net                                           (1,095)                (802)
      Increases in other assets, excluding deferred loan costs                              (54)              (1,483)
                                                                                     ----------           ----------

          Net cash flows used for investing activities                                   (1,149)              (2,285)
                                                                                     ----------           ----------





See accompanying notes to consolidated financial statements.      (Continued)

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)

                                                                                     FOR THE QUARTERS ENDED JUNE 30,
                                                                                     -------------------------------
                                                                                        1996                 1995
                                                                                     ----------           ----------
Financing activities:
      Repayments of long-term debt                                                         (739)                   -
      Deferred loan costs                                                                    16                    -
      Proceeds from issuance of common stock                                                 81                    -
                                                                                     ----------           ----------
          Net cash flows used for financing activities                                     (642)                   -
                                                                                     ----------           ----------

                        Net increase in cash and short-term investments                    (991)              14,394

Cash and short-term investments at beginning of  quarter                                 16,437                  961
                                                                                     ----------           ----------

Cash and short-term investments at end of  quarter                                   $   15,446           $   15,355
                                                                                     ==========           ==========


Supplemental disclosures of cash flow activities:

      Cash paid for interest                                                         $      334           $        -
                                                                                     ==========           ==========
      Cash paid for income taxes                                                     $      475           $        -
                                                                                     ==========           ==========






See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996

The financial statements included herein have been prepared by Airways Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended March 31, 1996, and the notes thereto, included in the Company's Form 10-K Annual Report (File No. 0-26432) filed with the Securities and Exchange Commission.

(1)   SPIN-OFF TRANSACTION

      In May 1995, AirTran Corporation, parent of the Company ("AirTran"), Mesaba Aviation, Inc. and Northwest Airlines, Inc. ("Northwest") entered into an agreement to spin-off AirTran's Orlando-based jet carrier and fixed-base operations ("FBO") in Grand Rapids, Minnesota. On April 7, 1995, AirTran established the Company as a wholly owned subsidiary to consolidate the above operations in order to facilitate the spin-off. The spin-off, in the form of a one-for-one dividend of all of the outstanding shares of the Company to the shareholders of AirTran (other than Northwest), was approved by AirTran's shareholders on August 29, 1995. The distribution was made on September 7, 1995 to shareholders of record (other than Northwest) on August 31, 1995.

      AirTran Airways, Inc., which operates the Orlando-based jet carrier, was previously a subsidiary of AirTran. The FBO had historically been operated as a division of an AirTran subsidiary. The following financial statements present the results of the combined entities whereby significant intercompany accounts and transactions are eliminated. Additionally, all results presented for periods prior to the spin-off are presented on a pro-forma basis.

      Net loss per share information for the quarter ended June 30, 1996 is based on 9,303,140 shares outstanding calculated on the treasury method, fully-diluted basis as of June 30, 1996.


(2)   AIRCRAFT TRANSACTIONS
      The Company's fleet currently consists of six leased and four owned Boeing 737 with average capacities of 126 passengers. The Company also owns three Cessna 172 aircraft

                              AIRWAYS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996


      used in flight training and rental operation of the FBO. In addition, the FBO had one F-27 aircraft held for resale at June 30, 1996 which has subsequently been sold.

(3)   ROUTE MATTERS
      During the three months ended June 30, 1996, the Company added service from Orlando to Greensboro. On July 25, 1996 the Company decided that it would discontinue service to Birmingham and Dallas in order to provide service to other markets with more long term potential.


(4)   LETTERS OF CREDIT
      The Company maintains a $1,000,000 credit facility with a bank for purposes of issuing letters of credit. Nine letters, totaling $888,000 and $ 673,000 at June 30, 1996 and March 31, 1996, respectively, have been issued and were outstanding at the end of both periods. In the event advances under the facility are drawn, the borrowings would bear interest at the bank's prime rate plus 1-1/4%. No amounts were drawn under this facility as of or during either of the quarters ended June 30, 1996 and March 31, 1996.


(6)   LITIGATION
      The Company is a party to ongoing legal proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or its cash flows.

(7)   RECLASSIFICATIONS
      Certain amounts in the March 31, 1996 financial statements have been reclassified to conform with presentation in the June 30, 1996 quarterly consolidated financial statements.

                              AIRWAYS CORPORATION

                                 JUNE 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company provides non-stop scheduled passenger air service between Orlando and 22 cities, principally in the eastern half of the United States. The following table shows the expansion of the Company's route system and fleet through June 30, 1996. All flights are to and from Orlando, unless otherwise noted.

 As of                        Total number          Departures
 month end                    of aircraft           per month             Scheduled cities added
 ---------                    -----------           ---------             ----------------------
 FISCAL YEAR 1996:
   April                        4                      354                -
   May                          4                      428                Nashville*
   June                         4                      412                -
   July                         4                      426                -
   August                       6                      714                San Antonio, Dayton, Birmingham, and
                                                                          Buffalo
   September                    6                      642                -
   October                      7                      880                Dallas, Greenville/Spartanburg, Kansas
                                                                          City, and Norfolk
   November                     7                      874                -
   December                     8                      883                -
   January                      9                      929                -
   February                    10                    1,126                Allentown, Canton/Akron, and Rochester
   March                       10                    1,223                Richmond

 FISCAL YEAR 1997
   April                       10                    1,209                -
   May                         10                    1,135                -
   June                        10                    1,106                Greensboro

* Includes services between Tampa and Nashville which were discontinued as of October 1, 1995.

                              AIRWAYS CORPORATION

                                 JUNE 30, 1996


The table below sets forth selected operating statistics and the major components of operating revenues and expenses per ASM.


                                                                Quarters ended June 30,
                                                         ------------------------------------         Percent
                                                               1996                1995               Change
                                                         ---------------      ---------------        --------
Operating revenue:
   Passenger fare revenue                                $          .077      $          .063           22.2%
   Charter                                                          .000                 .006         (100.0%)
   General aviation and other                                       .001                 .002          (50.0%)
                                                         ---------------      ---------------        --------
        Total                                                       .078                 .071            9.9%
Operating expenses
   Flight operations                                                .025                 .024            4.2%
   Maintenance                                                      .017                 .012           41.7%
   Aircraft and traffic servicing                                   .017                 .016            6.3%
   Reservations, sales and marketing                                .014                 .012           16.7%
   Depreciation and amortization                                    .003                 .003            0.0%
   General and administrative                                       .003                 .006          (50.0%)
                                                         ---------------      ---------------        --------
        Total                                                       .079                 .073            8.2%
                                                         ---------------      ---------------        --------
            Operating Income                             $         (.001)     $         (.002)         (50.0%)
                                                         ===============      ===============        ========


Available seat miles (1)                                     371,881,000          135,254,000          175.0%
Revenue passenger miles (2)                                  264,966,000           83,200,000          218.5%
Passengers                                                       303,108               89,514          238.6%
Departures                                                         3,450                1,194          188.9%
Load Factor (3)                                                     71.3%                61.5%           9.8%
Yield per revenue passenger mile (4)                     $         0.108      $         0.103            4.9%



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

                              AIRWAYS CORPORATION

                                 JUNE 30, 1996


OPERATING REVENUES

Total operating revenues were $28,557,000 and $8,536,000 for the quarters ended June 30, 1996 and 1995, respectively. The increase of $20,021,000 or 234.5% in 1996 reflects expansion of the aircraft fleet, growth in departures and improved load factors and yield. The company purchased four and leased two additional aircraft since June 30, 1995.

ASMs were 371,881,000 and 135,254,000 in 1996 and 1995, respectively, an increase of 236,627,000 or 175.0%. Revenue Passenger Miles ("RPM"s) were 264,966,000 and 83,200,000 in 1996 and 1995, respectively, an increase of 181,766,000 or 218.5%. This was principally the result of higher load factors on existing routes and the addition of 13 new markets in 1996. Load factors were 71.3% and 61.5% in 1996 and 1995, respectively, an increase of 9.8 percentage points.

Charter revenues were $23,000 and $821,000 in the quarters ended June 30, 1996 and 1995, respectively, a decrease of $798,000 or 97.2%. The decrease reflects the deliberate shift of using more aircraft in scheduled service in 1996 than in 1995.

OPERATING EXPENSES

Flight operations expense includes expenses related directly to the operation of aircraft except for depreciation and amortization of aircraft and aircraft improvements. Expenses for hull insurance, pilots' salaries, aircraft fuel and flight operations administration are all included in flight operations. Flight operations expenses were $9,419,000 and $3,269,000 in 1996 and 1995, respectively, an increase of $6,150,000 or 188.1%. Departures were 3,450 and 1,194 in 1996 and 1995, respectively, an increase of 2,256 or 188.9% which paralleled, directly, the increase in flight operations expense. The Company purchased four aircraft since June 30, 1995 which shifts fleet ownership costs from flight operations expense to depreciation. This decrease, however, was offset by expenses incurred for substitute aircraft rentals required to accommodate passengers whose flights otherwise would have been canceled during June 1996. Additionally, the Company became subject to the $0.043 per gallon fuel tax when the aviation exemption expired on October 1, 1995.

Maintenance expense includes all expenses related to the upkeep of aircraft. Such expenses include labor, parts, supplies and contract maintenance. The direct cost of airframe and engine overhauls are expensed and, for leased aircraft, paid monthly to the lessor in the form of reserves. For owned aircraft, the Company reserves on a per flight hour basis for future maintenance. These reserves are recorded on the Company's balance sheet each month as the aircraft are flown. The reserves are then available for major overhauls when they occur. Maintenance expenses were $6,492,000 and $1,685,000 for the quarters ended June 30, 1996 and 1995, respectively, an increase of $4,807,000 or 285.3%. Maintenance expense is a semi-variable cost, driven by facilities and salaries and wages

                              AIRWAYS CORPORATION

                                 JUNE 30, 1996


(which are relatively fixed), reserve expense (which is variable according to the number of block hours flown) and other repairs and maintenance expenses which are driven by expansion of the airline and other events as explained below.


- - -   Facilities and salaries and wages increased $ 240,000 or 64% due to the expansion of the airline and the acquisition of the Company's new maintenance hangar in February of 1996.
- - -    Reserve expense increased by $ 1,431,000 or 189% which is driven by increased block hours (146%), year over year rate increases on reserves and higher reserve rates on the aircraft acquired since June 1995.
- - -   The remainder, or other maintenance and repair expenses totaled $ 3,700,000 which was an increase of $ 3,136,000 over 1995, or 567%.  This large variance is caused by a number of contributing factors which are explained following with $ 2,900,000 of that difference summarized in the table that follows:  to facilitate the continued managed growth of the airline, the
    Company initiated an inspection program during the 1996 quarter to ensure that all aircraft maintenance and records of maintenance had been properly executed.  This program involved engaging outside consultants to provide an independent report on the Company's maintenance procedures and records.
    That report recommended, among other things, that certain repairs and parts replacement be made.  In addition to those costs, the Company had one unscheduled engine repair during the 1996 quarter which required the rental of a replacement engine during the time the Company's engine was out for repair.  Lastly, as previously reported in the Company's Form 10-K, the prior year's expenses were, in some cases, not tabulated and reported until the fourth quarter of that fiscal year resulting in an unusually low base against which this year's quarter is being compared - the remainder of the difference in this expense category is largely the result of those expenses.

   Increased expense from:
      Company initiated inspection program
         - outside consultants                                                                 $      300,000
         - replacement of parts and repairs                                                           800,000
      Unscheduled engine repair                                                                       300,000
      Rental of replacement engine                                                                    100,000
      Increase in expense anticipated as a result of tripled ASM volume                             1,400,000
                                                                                               --------------
         Total                                                                                 $    2,900,000
                                                                                               ==============

                              AIRWAYS CORPORATION

                                 JUNE 30, 1996

Aircraft and traffic servicing expense includes all expenses incurred at airports, including landing fees, facilities rental, station labor, passenger liability insurance, ground handling services, flight attendant wages, catering expenses and flight attendant overnight expenses. Aircraft and traffic servicing expenses were $6,372,000 and $2,206,000 in the 1996 and 1995 first quarters, respectively, an increase of $4,166,000 or 188.8%. While the increase is directly in line with the increased ASMs and block hours flown in 1996 versus 1995, the Company would ordinarily have experienced the benefit of leverage of costs over higher ASMs. The inspection program referred to above necessitated the diversion/cancellation of an unusually high number of flights to have the planes examined and the Company incurred $ 1,100,000 of diverted passenger costs as a consequence.

Reservations and sales expense includes all sales, marketing and advertising expenses as well as the cost of reservations. Reservation expense includes salaries of reservations personnel, computer reservation system expenses and travel agent commissions. Reservations and sales expenses were $5,189,000 and $1,615,000 in the 1996 and 1995 first quarters, respectively, an increase of $3,574,000 or 221.3%. The Company carried 303,108 and 89,514 passengers in 1996 and 1995 first quarters, respectively, an increase of 213,594 or 238.6%. The increased passenger volume is directly correlated with the higher marketing costs associated with travel agent commissions, advertising and reservation activity. The increased activity was caused by the expansion of the Company's service into new markets and higher load factors on existing routes in 1996.

The reservations and sales cost per ASM was $0.014 and $0.012 for the quarters ended June 30, 1996 and 1995, respectively, an increase of $0.002 or 16.7%. The total cost increased by 221.3% but inasmuch as the volume of ASMs flown increased 175%, the increase in the cost per ASM was largely mitigated.

General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for office supplies, legal expenses, accounting and miscellaneous expenses. General and administrative expenses were $919,000 and $857,000 for the quarters ended June 30, 1996 and 1995, respectively, an increase of $62,000 or 7.2%. Costs related to the spin-off and certain Mesaba Aviation employee costs and expenses which were allocated to the Company caused last year's expense to be higher than it otherwise would have been. The reduction in spin-off related expenses was offset by increased staffing in General and Administrative departments to support the Company's expanding operations.

Depreciation and amortization expense includes depreciation on equipment, aircraft and aircraft improvements and amortization of leasehold improvements, goodwill and aircraft and loan acquisition costs. Depreciation and amortization expense were $1,102,000 and $356,000 in the 1996 and 1995 first quarters, respectively, an increase of $746,000 or 209.6% driven largely by purchases of aircraft completed in the latter part of 1995.

                              AIRWAYS CORPORATION

                                 JUNE 30, 1996

EFFECTS OF DISTRIBUTION ON LIQUIDITY

Prior to the spin-off distribution (see note 1), AirTran contributed cash and property to the Company having a book value of approximately $29,000,000. Pursuant to a distribution agreement, the Company and AirTran agreed to certain tax-sharing provisions (including AirTran's assumption of all tax liability related to the Company's operations prior to spin-off) and to indemnify each other against certain other liabilities occurring both before and after the distribution. Expenses associated with the distribution were expensed for financial reporting purposes and charged pursuant to the distribution agreement to the party for whose benefit the expenses were incurred. The Company had consolidated current assets of $30,597,000 and $34,675,000 as of June 30 and March 31, 1996, respectively. Management believes that such assets, along with internally generated funds as well as financing which management believes is or will be made available, will satisfy projected operating and capital needs. If the Company increases its rate of growth over current projections, acquires another company, purchases more aircraft (rather than leasing additional aircraft) than is presently planned, sustains losses, or otherwise requires significant additional capital, other sources of funds will need to be secured and there is no assurance that such funds will be secured.



                          PART II - OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

The Company's common stock is listed on the NASDAQ National Market under the symbol "AAIR." Trading in the stock began on September 8, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

27.0     Financial Data Schedule (submitted in electronic format)

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        AIRWAYS CORPORATION


Date:  August 14, 1996

                                        /s/ Mark B. Rinder
                                        --------------------------------------
                                        Mark B. Rinder
                                        VICE PRESIDENT - FINANCE,
                                        SECRETARY AND CHIEF  FINANCIAL OFFICER

                                EXHIBIT INDEX



EXHIBIT NO.      EXHIBIT
- - -----------      -------
27.0             Financial Data Schedule (submitted in electronic format)