Form 10-Q
period 1996-09-30
AIRWAYS CORP
filed 1996-11-14
CIK 946362

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



 X     Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
---    Exchange Act of 1934
       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

       Transition Report Pursuant to Section 13 of 15(d) of the Securities
---    Exchange Act of 1934 For the transition period from  ______________ to
       _________________

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

                             Yes       X         No
                                      ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding as of NOVEMBER 1, 1996
        -----                              ----------------------------------
     Common stock
      Par value $.01 per share                          9,023,937

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              AIRWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 (In thousands)


                                                                                SEPTEMBER 30,           MARCH 31,
                        ASSETS                                                      1996                  1996
                        ------                                                  -------------           ---------
Current assets:
      Cash and cash equivalents                                                    $   11,399           $  16,437
      Restricted cash                                                                   7,720              11,309
      Accounts receivable, net                                                          1,526               3,135
      Current tax assets                                                                2,046                   -
      Inventory, expendable parts and supplies                                          1,430               1,847
      Prepaid expenses                                                                  2,461               1,947
                                                                                   ----------           ---------
          Total current assets                                                         26,582              34,675
                                                                                   ----------           ---------

Property and equipment, net                                                            30,425              29,458
                                                                                   ----------           ---------

Other assets:
      Goodwill, net                                                                     1,820               1,891
      Security deposits                                                                 1,299               1,339
      Deferred income taxes                                                             1,450                   -
      Other assets, net                                                                   750                 997
                                                                                   ----------           ---------
          Total other assets                                                            5,319               4,227
                                                                                   ----------           ---------

Total assets                                                                       $   62,326           $  68,360
                                                                                   ==========           =========





See accompanying notes to consolidated financial statements.         (Continued)

                              AIRWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                    (In thousands, except share information)

                                                                             SEPTEMBER 30,            MARCH 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                             1996                   1996
------------------------------------                                        ------------------     --------------
Current liabilities:
      Accounts payable                                                            $     12,221       $      9,362
      Air traffic liability                                                             10,797             14,912
      Accrued liabilities                                                                1,631                993
      Current portion of long-term debt                                                  3,190              3,574
      Income taxes payable                                                                   -                533
                                                                                  ------------       ------------
          Total current liabilities                                                     27,839             29,374
                                                                                  ------------       ------------

Long-term debt:
      Long-term debt, less current portion                                              11,120             12,484
      Maintenance reserves for owned aircraft                                            3,256              2,089
      Deferred income taxes                                                                  -                 50
                                                                                  ------------       ------------
          Total long-term debt                                                          14,376             14,623
                                                                                  ------------       ------------

      Total liabilities                                                                 42,215             43,997
                                                                                  ------------       ------------


Stockholders' equity:
      Preferred stock, $.01 par value per share, 1,000,000 shares
       authorized, no shares issued or outstanding                                          -                   -
      Common stock, $.01 par value per share, 19,000,000 shares
       authorized, 9,022,937 and 8,966,937 shares issued and
       outstanding at September 30, 1996 and March 31, 1996,
       respectively                                                                         90               90
      Additional paid-in capital                                                        26,503             26,350
      Accumulated deficit                                                               (6,482)            (2,077)
                                                                                  ------------       ------------
      Total stockholders' equity                                                        20,111             24,363
                                                                                  ------------       ------------

Commitments and contingencies (notes 4 and 5)

Total liabilities and stockholders' equity                                         $    62,326       $     68,360
                                                                                   ===========       ============



See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                  (In thousands, except per share information)


                                                       FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                        ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                       --------------------              -------------------

                                                       1996            1995              1996           1995
                                                       ----            ----              ----           ----
Operating Revenues
     Passenger                                   $      22,289     $     12,273     $    50,846     $   20,809
     Charter                                                66              530              89          1,351
     General aviation and other                            631              330           1,063            629
                                                 -------------     ------------     -----------     ----------
         Total operating revenues                       22,986           13,133          51,998         22,789

Operating Expenses
     Flight operations                                  10,709            4,738          20,128          8,006
     Maintenance                                         7,389            2,347          13,881          4,032
     Aircraft and traffic servicing                      5,279            2,656          11,651          4,863
     Reservations, sales and marketing                   4,167            2,494           9,356          4,109
     Depreciation and amortization                       1,088              398           2,191            754
     General and Administrative                          1,720              559           2,639          1,416
                                                 -------------     ------------     -----------     ----------
         Total operating expenses                       30,352           13,192          59,846         23,180
                                                 -------------     ------------     -----------     ----------

         Operating loss                                 (7,366)             (59)         (7,848)          (391)

     Interest (expense) income and other                  (130)              255           (161)           413
                                                 -------------     ------------     -----------     ----------
       (Loss) income before income taxes                (7,496)              196         (8,009)            22

(Benefit) provision for income taxes                    (3,373)              (5)         (3,604)             9
                                                 -------------     ------------     -----------     ----------
          Net (loss) income                      $      (4,123)    $        201     $    (4,405)    $       13
                                                 =============     ============     ===========     ==========

          Net (loss) income per share            $        (.46)    $        .02     $      (.49)    $        -
                                                 =============     ============     ===========     ==========


Weighted average shares outstanding                      9,004            9,349           8,989          9,349





         See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)


                                                                                      FOR THE SIX MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      -------------------------
                                                                                         1996           1995
                                                                                      ----------      ---------
OPERATING ACTIVITIES:
   Net (loss) income                                                                  $ (4,405)         $      13
   Adjustments to reconcile net loss to net cash flows (used for)
     provided by operating activities:-
             Depreciation and amortization                                               2,191                754
             Maintenance reserves, net                                                   2,161                419
     Change in current operating items:
     Restricted cash                                                                     3,589             (2,363)
     Accounts receivable, net                                                            1,609             (2,350)
     Inventories                                                                           416                130
     Prepaid expenses                                                                     (514)              (859)
     Accounts payable and accrued liabilities                                            2,504              3,564
     Air traffic liability                                                              (4,115)             4,962
     Current tax assets and liabilities                                                 (2,578)              (193)
     Deferred income taxes                                                              (1,500)                 -
                                                                                      --------          ---------
          Net Cash flows (used for) provided by operating activities                      (643)             4,077


INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                           (2,855)            (8,450)
     Increases in other assets, excluding deferred loan costs                               65             (1,955)
                                                                                      --------          ---------
          Net cash flows used for investing activities                                  (2,790)           (10,405)
                                                                                      --------          ---------





See accompanying notes to consolidated financial statements.        (Continued)

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     ------------------------
                                                                                       1996             1995
                                                                                     --------         -------
FINANCING ACTIVITIES:
     Equity contributions                                                                   -              15,149
     Proceeds from notes payable                                                            -               5,603
     Repayments of long-term debt                                                      (1,748)                  -
     Deferred loan costs                                                                  (10)                  -
     Proceeds from issuance of common stock                                               153                   -
                                                                                   ----------        ------------
      Net cash flows (used for) provided by financing activities                       (1,605)             20,752
                                                                                   ----------        ------------

Net (decrease) increase in cash and short-term investments
                                                                                       (5,038)             14,424
Cash and short-term investments at beginning of  quarter                               16,437                 961
                                                                                   ----------        ------------
Cash and short-term investments at end of  quarter                                 $   11,399        $     15,385
                                                                                   ==========        ============

Supplemental disclosures of cash flow activities:

      Cash paid for interest                                                       $      752        $          -
                                                                                   ==========        ============

      Cash paid for income taxes                                                   $      475        $          -
                                                                                   ==========        ============





See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

(1)   SPIN-OFF TRANSACTION

      In May 1995, AirTran Corporation ("AirTran"), parent of the Company, Mesaba Aviation, Inc. and Northwest Airlines, Inc. ("Northwest") entered into an agreement to spin-off AirTran's Orlando-based jet carrier and fixed-base operations ("FBO") in Grand Rapids, Minnesota. On April 7, 1995, AirTran established the Company as a wholly owned subsidiary to consolidate the above operations in order to facilitate the spin-off. The spin-off, in the form of a one-for-one dividend of all of the outstanding shares of the Company to the shareholders of AirTran (other than Northwest), was approved by AirTran's shareholders on August 29, 1995. The distribution was made on September 7, 1995 to shareholders of record (other than Northwest) on August 31, 1995.

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

      Net loss per share information for the quarter ended September 30, 1996 is based on 9,003,611 shares outstanding calculated on the treasury method, fully-diluted basis as of September 30, 1996. Pursuant to the rules promulgated by the Financial Accounting Standards Board, no common stock equivalents were included in the computation of loss per share amounts in the quarter ended September 30, 1996 in order to ensure that the reported loss per share would not be inadvertently minimized through their inclusion.

                              AIRWAYS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

(2)   AIRCRAFT TRANSACTIONS

      The Company's fleet currently consists of six leased and four owned Boeing 737 with average capacities of 126 passengers. The Company also owns three Cessna 172 aircraft used in flight training and rental operation of the FBO. In addition, the FBO had one F-27 aircraft which was sold in July, 1996.


(3)   ROUTE MATTERS

      During the quarter ended September 30, 1996, the Company embarked upon a route realignment to put its resources into more profitable markets; in that regard, announcements have been made that the Company will begin service to Chattanooga, TN, Toledo, OH and Bloomington, IL during the third quarter. In addition, the Company discontinued service to two markets during the second quarter and plans to discontinue service to four others during the third quarter.


(4)   LETTERS OF CREDIT

      The Company maintains a $ 1,000,000 credit facility with a bank for purposes of issuing letters of credit. Eight letters totaling $ 810,000, and nine letters totaling $ 673,000 have been issued and were outstanding at September 30, 1996 and March 31, 1996, respectively. Advances under the facility bear interest at the bank's prime rate plus 1-1/4 %. No amounts were drawn under this facility as of or during either of the quarters ended September 30, 1996 and March 31, 1996.


(5)   LITIGATION

      The Company is a party to ongoing legal proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or its cash flows.


(6)   RECLASSIFICATIONS

      Certain amounts in the March 31, 1996 financial statements have been reclassified to conform to presentation in the September 30, 1996 quarterly consolidated financial statements.

                              AIRWAYS CORPORATION

                               SEPTEMBER 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company provides non-stop scheduled passenger air service between Orlando and 20 cities, principally in the eastern half of the United States. The following table shows the expansion of the Company's route system and fleet through September 30, 1996. All flights are to and from Orlando, unless otherwise noted.

 As of                        Total number          Departures
 month end                    of aircraft           per month             Scheduled cities added
 ---------                    -----------           ---------             ----------------------

 FISCAL YEAR 1996:
   April                        4                      354                -
   May                          4                      428                Nashville (1)
   June                         4                      412                -
   July                         6                      426                -
   August                       7                      714                San Antonio(2), Dayton, Birmingham(3),
                                                                          and Buffalo
   September                    7                      642                -
   October                      7                      880                Dallas(4), Greenville/Spartanburg,
                                                                          Kansas City, and Norfolk
   November                     7                      874                -
   December                     8                      883                -
   January                      9                      929                -
   February                   10                     1,126                Allentown, Canton/Akron, and Rochester
   March                      10                     1,223                Richmond

 FISCAL YEAR 1997
   April                      10                     1,209                -
   May                        10                     1,135                -
   June                       10                     1,106                Greensboro
   July                       10                     1,315                -
   August                     10                     1,280                -
   September                  10                       963                -

1) Includes services between Tampa and Nashville which were discontinued as of October 1, 1995. Service from Orlando to Nashville was canceled as of October 31, 1996.
2) Service to San Antonio was canceled as of October 31, 1996.
3) Service to Birmingham was canceled as of August 19, 1996.
4) Service to Dallas was canceled as of September 2, 1996.

                              AIRWAYS CORPORATION

                               SEPTEMBER 30, 1996


The table below sets forth the major components of operating revenues and expenses per ASM and selected operating statistics.


                                                              Quarters  ended  September 30,
                                                          --------------------------------------
                                                                                                    Percent
                                                              1996               1995                Change
                                                          -------------     ---------------      ------------
Operating revenue:
   Passenger                                              $        .058     $          .063              (7.9)%
   Charter                                                         .000                .003            (100.0)%
   General aviation and other                                      .002                .001             100.0%
                                                          -------------     ---------------       -----------
        Total                                                      .060                .067             (10.5)%
Operating expenses
   Flight operations                                               .028                .024              16.7%
   Maintenance                                                     .019                .012              58.3%
   Aircraft and traffic servicing                                  .014                .013               7.7%
   Reservations, sales and marketing                               .011                .013             (15.4)%
   Depreciation and amortization                                   .003                .002              50.0%
   General and administrative                                      .004                .003              33.3%
                                                          -------------     ---------------       -----------
        Total                                                      .079                .067              17.9%
                                                          -------------     ---------------       -----------
            Operating Income                              $       (.019)    $          .000               N/A
                                                          =============     ===============       ===========


Available seat miles (1)                                    380,846,000         195,892,000              94.4%
Revenue passenger miles (2)                                 232,609,000         118,509,000              96.3%
Passengers                                                      270,149             135,551              99.3%
Departures                                                        3,558               1,782              99.7%
Load Factor (3)                                                    61.1%               60.5%              6.0%
Yield per revenue passenger mile (4)                      $      0.096      $         0.104              (7.7)%



(1) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(2)  The number of scheduled miles flown by revenue passengers.
(3) Revenue passenger miles divided by available seat miles. Year over year percent change is measured only as percentage points difference.
(4)  Passenger revenue divided by revenue passenger miles.

                              AIRWAYS CORPORATION

                               SEPTEMBER 30, 1996


OPERATING REVENUES

Total operating revenues were $ 22,986,000 and $ 13,133,000 for the quarters ended September 30, 1996 and 1995, respectively. The increase of $ 9,853,000 or 75.0 % in 1996 primarily reflects expansion of the aircraft fleet, growth in departures and steady load factors. This growth was partially offset by an 8.9 % decrease in average fare, due to increased competition in 1996. The fleet expansion arose from the purchase of one and leasing of two additional aircraft since September 30, 1995.

ASMs were 380,846,000 and 195,892,000 in 1996 and 1995, respectively, an increase of 184,954,000 or 94.4 %. Revenue Passenger Miles ("RPM"s) were 232,609,000 and 118,509,000 in 1996 and 1995, respectively, an increase of 114,100,000 or 96.3 %. This was principally the result of the addition of nine new markets in 1996.

Charter revenues were $ 66,000 and $ 530,000 in the quarters ended September 30, 1996 and 1995, respectively, a decrease of $ 464,000 or 87.6 %. The decrease in charter revenue reflects the deliberate shift of aircraft use to scheduled service in 1996.

OPERATING EXPENSES

Flight operations expense includes expenses related directly to the operation of aircraft except for depreciation and amortization of aircraft and aircraft improvements. Expenses for hull insurance, pilots' salaries, aircraft fuel and flight operations administration are all included in flight operations. Flight operations expenses were $ 10,709,000 and $ 4,738,000 in 1996 and 1995, respectively, an increase of $ 5,971,000 or 126.0 %. Departures were 3,558 and 1,782 in 1996 and 1995, respectively, an increase of 1,776 or 99.7 %. The Company exercised purchase options on two aircraft that were previously being leased at September 30, 1995. Aircraft purchases shift fleet ownership costs from flight operations expense to depreciation. This decrease, however, was offset mainly by expenses incurred for substitute aircraft rentals ($ 1.1 million, or 23 percentage points of the increase) required to accommodate passengers whose flights otherwise would have been canceled during the second quarter. Additionally, fuel expense was significantly higher in the current quarter due to the rise in jet fuel prices and the expiration of the aviation exemption from the federal fuel deficit reduction tax of $ 0.043 per gallon on October 1, 1995. The increased cost of fuel and taxes, per gallon, was $ .17, driving costs up by over $ 1,100,000 in the second quarter of fiscal 1997.

Maintenance expense includes all expenses related to the upkeep of aircraft. Such expenses include labor, parts, supplies and contract maintenance. The direct cost of airframe and engine overhauls are expensed and, for leased aircraft, paid monthly to the lessor in the form of reserves. For owned aircraft, the Company reserves on a per flight hour basis for future maintenance. These reserves are recorded on the Company's balance sheet each month as the aircraft are flown. The reserves are

                              AIRWAYS CORPORATION

                               SEPTEMBER 30, 1996


then available for major overhauls when they occur. Maintenance expenses were $ 7,389,000 and $ 2,347,000 for the quarters ended September 30, 1996 and 1995, respectively, an increase of $ 5,042,000 or 214.0 %. Maintenance expense is a semi-variable cost, driven by facilities and salaries and wages (which are relatively fixed), reserve expense (which is variable according to the number of hours flown) and other repairs and maintenance expenses which are driven by expansion of the airline and other events as explained below:-

- Facilities and salaries and wages increased $ 314,000 or 81 % due to the expansion of the airline and the acquisition of the Company's new maintenance hangar in February of 1996.
- Reserve expense increased by $ 922,000 or 85.4 % which is driven principally by flight hours. Although flight hours only increased 70.5%, the Company began reserving for foreign object damage to engines, effective July 1, 1996, which increased reserve expense at a faster rate than the volume would have otherwise suggested.
- The remainder, or other maintenance and repair expenses, totaled $ 4,576,000 which was an increase of $ 3,751,000 over 1995, or 454 %. This large variance was caused by the following contributing factors:

    1. To facilitate the continued managed growth of the airline, the Company initiated an inspection program during the previous quarter to ensure that all aircraft maintenance and records of maintenance had been properly executed. This program involved engaging outside consultants to provide an independent report on the Company's maintenance procedures and records.
    2. That report recommended, among other things, that certain repairs and parts replacement be made.
    3. In addition to those costs, the Company experienced several unscheduled engine repairs, including one for foreign object damage.
    4. Aside from the cost of the repairs themselves, these events required leasing of replacement engines during their repair.
    5. Lastly, as previously reported in the Company's Form 10-K, the prior year's expenses were, in some cases, not tabulated and reported until the fourth quarter of that fiscal year resulting in an unusually low base against which this year's quarter is being compared - the remainder of the difference in this expense category is largely the result of those expenses.

   Increased expense from:
      Company initiated inspection program
         - outside consultants                                                               $     1,263,000
         - replacement of parts and repairs                                                          789,000
      Foreign object damage and other engine repairs                                                 600,000
      Leasing costs of replacement engines                                                           136,000
      Increase in expense anticipated as a result of doubled ASM volume                              780,000
      Other                                                                                          183,000
                                                                                             ---------------
Total                                                                                        $     3,751,000
                                                                                             ===============

                              AIRWAYS CORPORATION

                               SEPTEMBER 30, 1996

Aircraft and traffic servicing expense includes all expenses incurred at airports, including landing fees, facilities rental, station labor, passenger liability insurance, ground handling services, flight attendant wages, catering expenses and flight attendant overnight expenses. Aircraft and traffic servicing expenses were $ 5,279,000 and $ 2,656,000 in the 1996 and 1995 second quarters, respectively, an increase of $ 2,623,000 or 98.8 %. These costs were directly in line with the increased volume of ASMs and departures in the current quarter.

Reservations and sales expense includes all sales, marketing and advertising expenses as well as the cost of reservations. Reservation expense includes salaries of reservations personnel, computer reservation system expenses and travel agent commissions. Reservations and sales expenses were $ 4,167,000 and $ 2,494,000 in the 1996 and 1995 second quarters, respectively, an increase of $ 1,673,000 or 67.1 %. Higher sales and marketing costs are correlated with increased passenger volume and related revenue as well as the added cities year over year. Costs increased at a lower rate than passenger growth due to a
shift in the mix of travel agency versus Company-direct bookings.   The higher
utilization of the Company's WINGS 2000 reservation system causes lower cost in two ways: first, the Company avoids costly travel agency commission fees and booking fees and second, the operating cost of the Reservations department is spread over a higher volume of calls. Reservations and sales cost per ASM was $
0.011 and $ 0.013 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of $ 0.002 or 15.4 %.

General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for office supplies, legal expenses, accounting and miscellaneous expenses. General and administrative expenses were $ 1,720,000 and $ 559,000 for the quarters ended September 30, 1996 and 1995, respectively, an increase of $ 1,161,000 or 207.7 %. The Company became an independent, publicly traded entity in September of last year and has expanded its administrative infrastructure to support its reporting and compliance requirements. That, coupled with senior management changes and associated restructuring costs increased general and administrative expense by over $ 600,000. Additionally, information service expenses of $ 120,000 to support the systems environment were incurred this quarter, whereas last year the Company only incurred developmental costs for the new reservations system, all of which were capitalized. Finally, a $ 132,000 adjustment premium for workers compensation insurance for 1995 was charged in the current quarter.

Depreciation and amortization expense includes depreciation on equipment, aircraft and aircraft improvements and amortization of leasehold improvements, goodwill and aircraft and loan acquisition costs. Depreciation and amortization expense were $ 1,088,000 and $ 398,000 in the 1996 and 1995 first quarters, respectively, an increase of $ 690,000 or 173.4 % driven largely by purchases of aircraft completed in the third quarter last year, information systems acquired and put into place since the prior year and the acquisition of the Company's maintenance facility in the fourth quarter of the prior year.

The Company's losses generate provisions for income tax benefit associated with its ability to apply for refunds of income taxes previously paid and avoidance of income taxes on future income. The

                              AIRWAYS CORPORATION

                               SEPTEMBER 30, 1996

Company believes that future taxable income will be sufficient to use the benefit associated with the tax loss carryforwards.

EFFECTS OF DISTRIBUTION ON LIQUIDITY

Prior to the spin-off distribution (see note 1), AirTran contributed cash and property to the Company having a book value of approximately $ 20,250,000, in addition to $ 8,750,000 invested in the Company in 1995. Pursuant to a distribution agreement, the Company and AirTran agreed to certain tax-sharing provisions (including AirTran's assumption of all tax liability related to the Company's operations prior to spin-off) and to indemnify each other against certain other liabilities occurring both before and after the distribution. Costs associated with the distribution were expensed for financial reporting purposes and charged pursuant to the distribution agreement to the party for whose benefit the expenses were incurred. The Company had consolidated current assets of $ 26,582,000 and $ 27,900,000 as of September 30, 1996 and 1995,
respectively. Management believes that such assets, along with internally generated funds as well as financing which management believes is or will be made available, will satisfy projected operating and capital needs. If the Company increases its rate of growth over current projections, acquires another company, purchases more aircraft (rather than leasing additional aircraft) than is presently planned, sustains further losses, or otherwise requires significant additional capital, other sources of funds will need to be secured and there is no assurance that such funds will be secured.



                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on September 11, 1996 for the purposes of (1) electing the Company's Board of Directors; (2) to consider and vote upon a proposal to increase to 1,150,000 shares the number of shares of common stock reserved pursuant to the Company's 1995 Stock Option Plan; (3) to ratify the selection of KPMG Peat Marwick LLP, independent certified public accountants, as auditors for the Company for the year ending March 31, 1997;
(4) to transact such other business as may properly come before the meeting. Proxies were solicited by the Company under Regulation 14A of the Securities and Exchange Commission's proxy rules and there was no solicitation in opposition to management's nominees for directors listed in the Proxy Statement. A summary of the votes cast for and against each of the matters set forth in the Proxy Statement is set forth below:

Election of Directors:                                                Votes in favor            Votes against
   John K. Ellingboe                                                            7,779,509                  422,556
   Roger T. Munt                                                                7,779,549                  422,516
   John S. Olbrych                                                                    [1]                      [1]
   Robert D. Swenson                                                            7,781,093                  420,972

                              AIRWAYS CORPORATION

                               SEPTEMBER 30, 1996

Alan R. Stephen                                      7,781,109           420,956
Increase of shares for Stock Option Plan [2]         6,953,267           679,362
Ratification of Independent Accountants [2]          8,047,672             9,788


[1] Mr. Olbrych withdrew his name from consideration prior to the annual meeting and, therefore, the votes cast for him were not counted.

[2] Votes in favor and against are tabulated here excluding abstentions and non-votes which were not in material quantities.


ITEM 5.  OTHER INFORMATION

The Company's common stock is listed on the NASDAQ National Market under the symbol "AAIR." Trading in the stock began on September 8, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

27.0     Financial Data Schedule (for SEC use only)

         Reports on Form 8-K (incorporated by reference)

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       AIRWAYS CORPORATION


Date:  November 14, 1996

                                       /s/ Mark B. Rinder
                                       --------------------------------
                                       Mark B. Rinder
                                       VICE PRESIDENT - FINANCE,
                                       SECRETARY AND CHIEF  FINANCIAL OFFICER

                                 EXHIBIT INDEX



  EXHIBIT #      NAME
        3.1      Certificate of Incorporation of Registrant.  [1]

        3.2      Bylaws of Registrant.  [1]

        4.0      Form of Stock Certificate of common stock of Registrant.   [1]

       10.1      Air Carrier Certificate issued to AirTran Airways, Inc. effective June 6, 1994.   [1]

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

      10.18      Agreement between AirTran Airways, Inc. and MarketLink, Inc. dated January 26, 1996.

       10.2      Certificate of Public Convenience and Necessity for Interstate Air Transportation issued to
                 AirTran Airways, Inc., d/b/a AirTran Airways, effective November 30, 1994.    [1]

       10.3      FAA Repair Station Certificate.    [1]

     10.4.1      Aircraft Lease Agreement, dated June 20, 1994, between Polaris Holding Company and AirTran
                 Airways, Inc. for one used Boeing model 737-214 aircraft, manufacturer's serial number 20158.
                 [1]

     10.4.2      Aircraft Lease Agreement, dated June 25, 1994, between Polaris Holding Company and AirTran
                 Airways, Inc. for one used Boeing model 737-200 aircraft, manufacturer's serial number 20976.
                 [1]

     10.4.3      Aircraft Lease Agreement, dated December 6, 1994, between C.I.T.  Leasing Corporation and AirTran
                 Airways, Inc. for one used Boeing model 737-297 aircraft with two Pratt & Whitney JT8D-9A engines
                 on the aircraft, manufacturer's serial number 22631.    [1]

     10.4.4      Aircraft Lease Agreement, dated February 16, 1995, between Polaris Aircraft Leasing

                 K.B.  and AirTran Airways, Inc. for one used Boeing model 737-200 advanced aircraft, manufacturer's
                 serial number 21355.    [1]

     10.4.5      Aircraft Lease Agreement, dated June 16, 1995, between First Security Bank of Utah National
                 Association, as trustee, and AirTran Airways, Inc. for one used Boeing model 737-2L9 aircraft,
                 manufacturer's serial number 21278.    [2]

     10.4.6      Aircraft Lease Agreement, dated June 16, 1995, between First Security Bank of Utah National
                 Association, as trustee, and AirTran Airways, Inc. for one used Boeing model 737-2L9 aircraft,
                 manufacturer's serial number 21528.    [2]

     10.4.7      Aircraft Sale Agreement dated August 31, 1995 between B&A Leasing Corporation, as seller, and
                 AirTran Airways, Inc., as buyer, for One Used Boeing 737-200ADV Aircraft, Manufacturer's Serial
                 No. 21279.    [2]

     10.4.8      Secured Loan Agreement dated August 28, 1995 between Finova Capital Corporation, as Lender, and
                 AirTran Airways, Inc., as borrower.    [2]

       10.5      Distribution Agreement between AirTran Corporation, Mesaba Aviation, Inc.  AirTran Airways, Inc.
                 and Airways Corporation.    [2]

       10.6      Agreement, dated May 18, 1995, between Northwest Airlines, Inc. Northwest Aircraft, Inc., Mesaba
                 Aviation, Inc. and AirTran Corporation.    [2]

       10.7      Lease of headquarters of Registrant in Orlando, Florida.    [1]

       10.8      Airways Corporation 1995 Stock Option Plan.    [2]

       10.9      Airways Corporation 1995 Directors Stock Option Plan.    [2]

      10.10      Severance Agreement between Robert D. Swenson and AirTran Corporation, Mesaba  Aviation, Inc. and
                 Airways Corporation dated April 28, 1995.    [1]

      10.11      Lease of headquarters of Registrant in Orlando, Florida, dated November 1, 1995.    [4]

      10.12      Aircraft Sale Agreement dated December 28, 1995 between C. I. T.  Leasing Corporation, as seller, and AirTran Airways, Inc., as buyer, for One Used Boeing 737-200 Aircraft, Manufacturer's Serial
                 No. 19074.    [4]

      10.13      Security Agreement dated December 28, 1995 between C. I. T. Leasing Corporation, as lender and
                 AirTran Airways, Inc., as borrower.    [4]

      10.14      Aircraft Lease Agreement, dated December 22, 1995, between  C. I. T. Leasing Corporation, as lessor, and AirTran Airways, Inc., as lessee, for one used Boeing model 737-2T4 aircraft, manufacturer's serial
                 number 22055.    [4]

      10.15      Security Agreement dated December 20, 1995 between Finova Capital Corporation, as lender and
                 AirTran Airways, Inc., as borrower.    [4]

10.16      Security Agreement dated December 20, 1995 between Finova Capital Corporation and AirTran Airways, Inc.    [4]

 11.0      Statement of Computation of Weighted Average Shares and Per Share Earnings.  [5]

 18.0      Preference letter re:  Change in accounting principles.  [5]

 21.0      Subsidiary of Airways Corporation.  [5]

 23.1      Letter re:  Consent of Arthur Anderson LLP.  [5]

 23.2      Letter re:  Consent of KPMG Peat Marwick LLP.  [5]

 27.0      Financial Data Schedule (submitted only in electronic format).





[1] Incorporated by reference to the Registrant's Form S-4 Registration Statement (File No. 33-98104).

[2] Incorporated by reference to the Registrant's form 10-Q for the quarterly period ended June 30, 1995.

[3] Incorporated by reference to the Registrant's form 10-Q for the quarterly period ended September 30, 1995.

[4] Incorporated by reference to the Registrant's form 10-Q for the quarterly period ended December 31, 1995.

[5] Incorporated by reference to the Registrant's form 10-K for the year ended March 31, 1996.