Form 10-Q
period 1996-12-31
AIRWAYS CORP
filed 1997-02-13
CIK 946362

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



X Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

      Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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

                Yes   X           No
                   --------          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding as of FEBRUARY 1, 1997
               -----                         -----------------------------------
             Common stock
               Par value $.01 per share                 9,065,937

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                               AIRWAYS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In thousands)



                                                      DECEMBER 31,   MARCH 31,
                          ASSETS                          1996         1996
                          ------                      ------------   ---------
Current assets:
            Cash and cash equivalents                    $ 2,406     $16,437
            Restricted cash                                8,428      11,309
            Accounts receivable, net                       2,225       3,135
            Current tax assets                             5,197           -
            Inventory, expendable parts and supplies       1,323       1,847
            Prepaid expenses                               2,698       1,947
                                                         -------     -------
                Total current assets                      22,277      34,675
                                                         -------     -------

   Property and equipment, net                            33,212      29,458
                                                         -------     -------


   Other assets:
            Goodwill, net                                  1,784       1,891
            Security deposits                              1,299       1,339
            Deferred income taxes                            626           -
            Other assets, net                                651         997
                                                         -------     -------
                Total other assets                         4,360       4,227
                                                         -------     -------

   Total assets                                          $59,849     $68,360
                                                         =======     =======










See accompanying notes to consolidated financial statements.     (Continued)

                               AIRWAYS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                    (In thousands, except share information)


                                                      DECEMBER 31,   MARCH 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY              1996         1996
       ------------------------------------         ------------   ---------
  Current liabilities:
            Accounts payable                             $12,447     $ 9,362
            Air traffic liability                         10,430      14,912
            Accrued liabilities                            1,688         993
            Current portion of long-term debt              3,167       3,574
            Income taxes payable                               -         533
                                                         -------     -------
                Total current liabilities                 27,732      29,374
                                                         -------     -------


   Long-term liabilities:
            Long-term debt, less current portion          11,449      12,484
            Maintenance reserves for owned aircraft        3,304       2,089
            Deferred income taxes                              -          50
                                                         -------     -------
                Total long-term liabilities               14,753      14,623
                                                         -------     -------

            Total liabilities                             42,485      43,997
                                                         -------     -------



   Stockholders' equity:
            Preferred stock, $.01 par value per share,
              1,000,000 shares authorized, no shares
              issued or outstanding                            -           -
            Common stock, $.01 par value per share,
              19,000,000 shares authorized, 9,065,937
              and 8,966,937 shares issued and
              outstanding at December 31, 1996 and
              March 31, 1996, respectively                    90          90
            Additional paid-in capital                    26,618      26,350
            Accumulated deficit                           (9,344)     (2,077)
                                                         -------     -------
            Total stockholders' equity                    17,364      24,363
                                                         -------     -------

   Commitments and contingencies (notes 4 and 5)


   Total liabilities and stockholders' equity            $59,849     $68,360
                                                         =======     =======






See accompanying notes to consolidated financial statements.

                               AIRWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (In thousands, except per share information)


                                                    FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                                      ENDED DECEMBER 31,                      ENDED DECEMBER 31,
                                            ------------------------------------         ------------------------------
                                                 1996                   1995                  1996                   1995
                                            --------------         -------------         --------------          ------------
Operating Revenues
     Passenger                              $       20,349          $      17,631         $      71,196          $     38,440
     Charter                                           147                    179                   236                 1,529
     General aviation and other                        352                    402                 1,414                 1,031
                                            --------------          -------------         -------------          ------------
         Total operating revenues                   20,848                 18,212                72,846                41,000

Operating Expenses
     Flight operations                              10,464                  7,230                33,210                16,558
     Maintenance                                     6,029                  3,139                19,909                 7,190
     Aircraft and traffic servicing                  3,779                  2,871                12,812                 6,429
     Reservations, sales and marketing               3,310                  3,207                12,531                 7,246
     Depreciation and amortization                   1,186                    494                 3,377                 1,247
     General and Administrative                      1,077                    797                 3,852                 2,246
                                            --------------          -------------         -------------          ------------
         Total operating expenses                   25,845                 17,738                85,691                40,916
                                            --------------          -------------         -------------          ------------

         Operating loss                             (4,997)                   474               (12,845)                   84


     Interest (expense) income and other              (174)                   151                  (335)                  564
                                            --------------          -------------         -------------          ------------
       (Loss) income before income taxes            (5,171)                   625               (13,180)                  648

     (Benefit) provision for income taxes           (2,309)                   189                (5,913)                  198
                                            --------------          -------------         -------------          ------------
          Net (loss) income                 $       (2,862)         $         436         $      (7,267)         $        450
                                            ==============          =============         =============          ============

          Net (loss) income per share       $        (0.32)         $         .05         $       (0.81)         $        .05
                                            ==============          =============         =============          ============


Weighted average shares outstanding                  9,059                  9,335                 9,012                 9,317





See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)


                                                                                       FOR THE NINE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                    -----------------------------
                                                                                       1996                1995
                                                                                    -----------        ----------
OPERATING ACTIVITIES:
   Net (loss) income                                                                $   (7,267)        $      450
     Adjustments to reconcile net loss to net cash flows (used for) provided by operating activities:-
             Depreciation and amortization                                               3,377              1,248
             Maintenance reserves, net                                                   2,663              1,338
     Change in operating items:
             Restricted cash                                                             2,881             (3,212)
             Accounts payable and Accrued liabilities                                    2,333              4,283
             Accounts receivable, net                                                      910             (1,378)
             Inventories                                                                   524                236
             Deferred income taxes                                                        (676)                 -
             Prepaid expenses                                                             (751)              (708)
             Air traffic liability                                                      (4,482)             5,450
             Current tax assets and liabilities                                         (5,730)                 -
                                                                                    -----------         ---------
          Net Cash flows (used for) provided by operating activities                    (6,218)             7,707


INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                           (5,440)           (22,971)
     Decrease (Increase) in Other assets, excluding deferred loan costs                     61             (1,199)
                                                                                   -----------          ---------
       Net cash flows used for investing activities                                     (5,379)           (24,170)
                                                                                   -----------          ---------





See accompanying notes to consolidated financial statements.    (Continued)

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                 --------------------------------
                                                                                     1996                1995
                                                                                 ------------       -------------
FINANCING ACTIVITIES:
     Equity contributions                                                                   -              15,439
     Proceeds from notes payable                                                            -              14,379
     Proceeds from issuance of common stock                                               268                   -
     Deferred loan costs                                                                  (10)                  -
     Repayments of long-term debt                                                      (2,692)                  -
                                                                                  -----------         -----------
      Net cash flows (used for) provided by financing activities                       (2,434)             29,818
                                                                                  -----------         -----------
Net (decrease) increase in cash and short-term investments                            (14,031)             13,355

Cash and short-term investments at beginning of period                                 16,437                 961
                                                                                  -----------         -----------
Cash and short-term investments at end of period                                  $     2,406         $    14,316
                                                                                  ===========         ===========

Supplemental disclosures of cash flow activities:

      Cash paid for interest                                                      $     1,113         $         -
                                                                                  ===========         ===========
      Cash paid for income taxes                                                  $       504         $         -
                                                                                  ===========         ===========
Supplemental schedule of noncash investing and
      financing activities:

      Purchased one hush kit financed by the vendor
      during the quarter ended December 31, 1996                                  $     1,250         $         -
                                                                                  ===========         ===========






See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

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

      Net loss per share information for the quarter ended December 31, 1996 is based on 9,058,665 shares outstanding calculated on the treasury method, fully-diluted basis as of December 31, 1996. Pursuant to the rules promulgated by the Financial Accounting Standards Board, no common stock equivalents were included in the computation of loss per share amounts in the quarter ended December 31, 1996 in order to ensure that the reported loss per share would not be inadvertently minimized through their inclusion.

                              AIRWAYS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

(2)   AIRCRAFT TRANSACTIONS

      The Company's fleet currently consists of six leased and four owned Boeing 737 with average capacities of 126 passengers. The Company also owns three Cessna 172 aircraft used in flight training and rental operation of the FBO. In addition, the FBO had one F-27 aircraft which was sold in July, 1996.


(3)   ROUTE MATTERS

      During the quarter ended December 31, 1996, the Company continued a route realignment to put its resources into more profitable markets; in that regard, the Company discontinued service to four markets and, during the fourth quarter, announced new service to Charleston and Columbia, SC, Des Moines, IA, Harrisburg, PA and Moline, IL.


(4)   LETTERS OF CREDIT

      The Company maintains a $1,000,000 credit facility with a bank for purposes of issuing letters of credit. Seven letters totaling $803,000 and nine letters totaling $673,000 had been issued and were outstanding at December 31, 1996 and March 31, 1996, respectively. Advances under the facility bear interest at the bank's prime rate plus 1-1/4%. No amounts were drawn under this facility as of or during the nine months ended December 31, 1996 or as of or during the year ended March 31, 1996.


(5)   LITIGATION

      The Company is a party to ongoing legal proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a materially adverse effect on the Company's financial position, results of operations, or its cash flows.


(6)   RECLASSIFICATIONS

      Certain amounts in the March 31, 1996 financial statements have been reclassified to conform to presentation in the December 31, 1996 quarterly consolidated financial statements.

                              AIRWAYS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


(7)   CHANGE IN ACCOUNTING METHOD FOR RECOGNIZING CRS FEES

      Computer Reservation Service ("CRS") fees are incurred for the use of the reservation software established for travel agents to book passengers on airlines. These expenses are deferred and recognized when the related passenger travel is completed. In prior periods, CRS fees were expensed when incurred. The new method was adopted in the third quarter ended December 31, 1996 to match the CRS fees expense more appropriately with the related revenue and to make treatment consistent with the Company's standard revenue and with similar expense recognition policies (such as travel agency commission and credit card processing fees). The effect of the change for both the quarter and the nine months ended December 31, 1996 was to increase net income by approximately $85,000, or $ 0.01 per share net of the effect of income taxes. The cumulative effect of the change in accounting principle on prior years is immaterial.

                              AIRWAYS CORPORATION

                               DECEMBER 31, 1996



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company provides direct scheduled passenger air service between Orlando and 20 cities, principally in the eastern half of the United States. The following table shows the expansion of the Company's route system and fleet through December 31, 1996. All flights are to and from Orlando, unless otherwise noted.

 As of                        Total number     Departures
 month end                    of aircraft      per month               Scheduled cities added
 ---------                    -----------      ---------               ----------------------
 FISCAL YEAR 1996:
   April                        4                 354                 -
   May                          4                 428                 Nashville (1)
   June                         4                 412                 -
   July                         6                 426                 -
   August                       7                 714                 San Antonio (1), Dayton, Birmingham (2), and
                                                                      Buffalo
   September                    7                 642                 -
   October                      7                 880                 Dallas (3), Greenville/Spartanburg, Kansas
                                                                      City, and Norfolk
   November                     7                 874                 -
   December                     8                 883                 -
   January                      9                 929                 -
   February                    10               1,126                 Allentown, Canton/Akron, and Rochester
   March                       10               1,223                 Richmond

 FISCAL YEAR 1997:
   April                       10               1,209                 -
   May                         10               1,135                 -
   June                        10               1,106                 Greensboro
   July                        10               1,315                 -
   August                      10               1,280                 -
   September                   10                 963                 -
   October                     10               1,045                 Chattanooga (4)
   November                    10               1,020                 Toledo
   December                    10               1,034                 Bloomington

1) Services to San Antonio and Nashville were canceled as of October 31, 1996.
2) Service to Birmingham was canceled as of August 19, 1996.
3) Service to Dallas was canceled as of September 2, 1996.
4) Services to Providence and Hartford were canceled as of December 2, 1996.

                              AIRWAYS CORPORATION

                               DECEMBER 31, 1996


The table below sets forth the major components of operating revenues and expenses per Available Seat Mile ("ASM") and selected operating statistics (see note below).


                                                              Quarters  ended  December 31,
                                                            --------------------------------
                                                                                                       Percent
                                                                1996               1995                 Change
                                                            ----------          -----------         ----------
Operating revenue:
   Passenger                                                       .062                .061                2.5%
   Charter                                                         .000                .001              (27.1%)
   General aviation and other                                      .001                .001              (22.3%)
                                                            -----------          ----------          ----------
        Total                                                      .064                .063                1.6%

Operating expenses:
   Flight operations                                               .032                .025               28.5%
   Maintenance                                                     .019                .011               70.5%
   Aircraft and traffic servicing                                  .012                .010               16.8%
   Reservations, sales and marketing                               .010                .011               (8.4%)
   Depreciation and amortization                                   .004                .002              113.1%
   General and administrative                                      .003                .003               20.0%
                                                            -----------          ----------          ----------
       Total                                                       .079                .061               29.3%
                                                            -----------          ----------          ----------
           Operating Income                                       (.015)               .002           (1,035.8%)
                                                            ===========          ==========          ==========

Available seat miles (1)                                    323,703,000         287,606,000               12.6%
Revenue passenger miles (2)                                 200,665,000         168,733,000               18.9%
Passengers                                                      233,159             194,877               19.6%
Departures                                                        3,099               2,638               17.5%
Load Factor (3)                                                   62.0%                58.7%               3.3%
Yield per revenue passenger mile (4)                           $  0.101            $  0.104               (2.9%)


Note: Revenue and expense per ASM data is calculated using system wide ASMs which includes charter activity. The percentage changes and subtotals reported above do not calculate with the reported costs due to rounding.

(1) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(2)  The number of scheduled miles flown by revenue passengers.
(3) Revenue passenger miles divided by available seat miles. Year over year percent change is measured only as a percentage point difference.
(4)  Passenger revenue divided by revenue passenger miles.

                              AIRWAYS CORPORATION

                               DECEMBER 31, 1996


OPERATING REVENUES

Total operating revenues were $20,848,000 and $18,212,000 for the quarters ended December 31, 1996 and 1995, respectively. The increase of $2,636,000 or 14.5% primarily reflects the 17.5% growth in departures enabled by expansion of our fleet and the 3.3% increase in load factor. This growth was partially offset by a 3.6% decrease in average fare, due to softened demand which put downward pressure on yield this year. The fleet expansion arose from the purchase and lease, respectively, of two additional aircraft since December 31, 1995.

Total operating revenues were $72,846,000 and $41,000,000 for the nine months ended December 31, 1996 and 1995, respectively. The increase of $31,846,000 or 77.7% similarly paces with the 80.1% growth in departures and the load factor increase of 8.3%. Again, softened demand put downward pressure on yield decreasing the average fare by 3.5%. The fleet was expanded from four to ten aircraft over fiscal 1996, accounting for the significant growth in departures and ASMs.

ASMs were 323,703,000 and 287,606,000 in the quarters ended 1996 and 1995, respectively, an increase of 36,097,000 or 12.6%. Revenue Passenger Miles ("RPMs") were 200,665,000 and 168,733,000 in 1996 and 1995, respectively, an increase of 31,932,000 or 18.9%.  ASMs were 1,076,430,000 and 618,752,000 in the nine months ended December 31, 1996 and 1995, respectively, an increase of 457,678,000 or 74.0%, and RPMs were 698,240,000 and 370,442,000 in the nine months ended December 31, 1996 and 1995, respectively, an increase of 327,798,000 or 88.5%. The increase in ASMs during both the quarterly and the nine month periods resulted from the net addition of 11 new markets since April of 1995, three of which were established during the third quarter ended December 31, 1996.

Charter revenues were $147,000 and $179,000 in the quarters ended December 31, 1996 and 1995, respectively, a decrease of $32,000 or 17.9%. For the nine months ended, charter revenue decreased $1,293,000, or 84.6%. The decrease in charter revenue over both time periods reflects the deliberate shift of aircraft use to scheduled service in 1996.

OPERATING EXPENSES

Flight operations expense includes expenses related directly to the operation of aircraft except for depreciation and amortization of aircraft and aircraft improvements. Expenses for hull and liability insurance, flight crew salaries, aircraft fuel and flight operations administration are all included in flight operations.

Flight operations expenses were $10,464,000 and $7,230,000 in the third quarters of 1996 and 1995, respectively, an increase of $3,234,000 or 44.7%. Departures were 3,099 and 2,638 in the third quarters of 1996 and 1995, respectively, an increase of 461 or 17.5%. Fuel expense was

                              AIRWAYS CORPORATION

                               DECEMBER 31, 1996


significantly higher in the current quarter due to the rise in jet fuel prices. The increased cost of fuel, per gallon, was $0.22, driving costs up by over $1,300,000 in the third quarter of fiscal 1997.

In addition, aircraft leasing expense increased after the introduction of a sixth leased aircraft in February, 1996. Crew costs also increased due to the higher level of departures and block hours flown. Lastly, a liability for future vacation time was recorded this period to recognize the change in the Company's policy. Previously, the Company employed a "use or lose" vacation policy with no vesting provisions, whereas the new policy grants vesting to employees after one year of service and permits carry-over of two years' vacation earned.

Flight operations expenses were $33,210,000 and $16,558,000 for the nine months ended December 31, 1996 and 1995, respectively, an increase of $16,552,000, or 100.6%. The increase results principally from the increase in activity as the Company flew 74% more ASMs in the current period but was also significantly driven by the increase in fuel prices, the expiration of the federal fuel tax exemption ($0.043 per gallon) in October of 1995 and expenses incurred for substitute aircraft rentals required during the first and second quarters of the current fiscal year.

Maintenance expense includes all expenses related to the upkeep of aircraft. Such expenses include labor, parts, supplies and contract maintenance. The direct cost of airframe and engine overhauls are expensed and, for leased aircraft, paid monthly to the lessor in the form of reserves. For owned aircraft, the Company records reserves on the balance sheet for these types of expenditures by recording expense on a per flight hour basis as the aircraft are flown. The reserves are then available for major overhauls when they occur.

Maintenance expenses were $6,029,000 and $3,139,000 for the quarters ended December 31, 1996 and 1995, respectively, an increase of $2,890,000 or 92.1%. That increase is not in line with the increase in departures of 17.5%. Maintenance expense is a semi-variable cost, driven by facilities and salaries and wages (which are relatively fixed), reserve expense (which is variable according to the number of hours flown) and other repairs and maintenance expenses which are driven by expansion of the airline and other events. The variance between these quarters is explained below.

o Facilities and salaries and wages increased $418,000 or 87% due to the acquisition of the new maintenance hangar in February of 1996. The hangar enables the Company to perform more of its own maintenance functions in-house and enhance its reliability. It also permitted the Company to establish its own in-house catering and aircraft cleaning functions which were begun late in the third quarter ended December 31, 1996.

o Reserve expense increased by $269,000 or 18% which is driven principally by flight hours. Although flight hours only increased 13%, the Company began reserving for foreign object damage to engines, effective July 1, 1996, which increased reserve expense at a faster rate than it otherwise would have grown.

                              AIRWAYS CORPORATION

                               DECEMBER 31, 1996


o The remainder, or other maintenance and repair expenses, totaled $3,373,000 which was an increase of $2,203,000 over 1995, or 188%. This large variance was caused by the following contributing factors:

    1. To facilitate the continued managed growth of the airline, the Company continued an inspection program started in the first quarter to ensure that all aircraft maintenance and records of maintenance had been properly executed. This program involved engaging outside consultants to provide an independent report on the Company's maintenance procedures and records.
    2. That report recommended, among other things, that certain repairs and parts replacement be made.
    3. In addition to those costs, the Company experienced scheduled and unscheduled engine repairs.
    4. Aside from the costs of the repairs themselves, these events required leasing of replacement engines during their repair.
    5. Lastly, as previously reported in the Company's Form 10-K, the prior year's expenses were, in some cases, not tabulated and reported until the fourth quarter of that fiscal year resulting in an unusually low base against which this year's quarter is being compared - the remainder of the difference in this expense category is largely the result of those expenses.

   Increased expense from:
      Company initiated inspection program
         - outside consultants                                                               $        846,000
         - replacement of parts and repairs                                                           551,000
      Leasing costs of replacement engines                                                            356,000
      Increase in expense anticipated as a result of increased ASM volume                             379,000
      Other                                                                                            71,000
                                                                                             ----------------
Total                                                                                        $      2,203,000
                                                                                             ================


Maintenance expenses were $19,909,000 and $7,190,000 for the nine months ended December 31, 1996 and 1995, respectively, an increase of $12,719,000 or 176.9%. The 80.1% growth in departures accounted for part of the increase but a substantial portion of this increase was driven by the expense of the outside consultants, replacement parts, repairs and leased engine expenses associated with the internal inspection program initiated in March 1996.

Aircraft and traffic servicing expense includes all expenses incurred at airports, including landing fees, facilities rental, station labor, ground handling services and catering expenses.

Aircraft and traffic servicing expenses were $3,779,000 and $2,871,000 in third quarters ended December 31, 1996 and 1995, respectively, an increase of $908,000 or 31.6%. These costs

                              AIRWAYS CORPORATION

                               DECEMBER 31, 1996

increased partially as a result of the increase in departures (17.5% or $504,000). Additionally, the inspection program mentioned above necessitated the diversion/cancellation of flights that caused the Company to incur about $390,000 of diverted passenger costs. While costs also increased due to higher management and station operations personnel cost, they were offset by a reduction in catering service. The Company now offers snacks instead of light meals, saving nearly $250,000 in the quarter ended December 31, 1996.

Aircraft and traffic servicing expenses were $12,812,000 and $6,429,000 for the nine months ended December 31, 1996 and 1995, respectively, an increase of $6,383,000, or 99.3%. This increase is largely in line with the 70.4% increase in ASMs over the same period but was driven upward further by the expenditures associated with diverted passenger costs to support the maintenance inspection initiatives and partially offset by the reduction in catering services.

Reservations and sales expense includes all sales, marketing and advertising expenses as well as cost of reservations. Reservation expense includes salaries of reservations personnel, computer reservation system expenses and travel agent commissions.

Reservations and sales expenses were $3,310,000 and $3,207,000 in the third quarters ended December 31, 1996 and 1995, respectively, an increase of $103,000 or 3.2%. These costs increased at a lower rate than passenger growth due to the leveraging of costs over expanded operations and a shift in the mix of travel agency versus Company-direct bookings. The higher utilization of the Company's WINGS 2000 reservation system causes lower cost in two ways: first, the Company avoids costly travel agency commission fees and booking fees and second, the operating cost of the Reservations department is spread over a higher volume of calls. Expenses were further reduced this period as the company changed accounting methods for recognizing Computer Reservation Service ("CRS") fees expense as described in note 7 to the financial statements. The effect of the change was to increase net income by $85,000.

Reservations and sales expenses were $12,531,000 and $7,246,000 for the nine months ended December 31, 1996 and 1995, respectively, an increase of $5,285,000 or 72.9%. This increase reflects the higher cost of handling the 92.0% increase in passengers and reflects the increased advertising expenses associated with the market introductions. Those cost increases were partially offset by leveraging of costs over expanding operations and, to a lesser degree, the change in the Company's accounting policy for CRS fees, as explained above.

General and administrative expense includes the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for office supplies, legal expenses, accounting and miscellaneous expenses.


General and administrative expenses were $1,077,000 and $797,000 for the quarters ended December 31, 1996 and 1995, respectively, an increase of $280,000 or 35.1%. General and Administrative expenses were $3,852,000 and $2,246,000 for the nine months ended December 31, 1996 and 1995, respectively, an increase of $1,606,000, or 71.5% over the nine month periods

                              AIRWAYS CORPORATION

                               DECEMBER 31, 1996


ended December 31, 1996 and 1995. The Company became an independent, publicly traded entity in September of last year and has had to expand its administrative infrastructure to support its reporting and compliance requirements. The Company also has had to expand the human resources department to ensure that it remains in compliance with human resource laws and regulations.

Depreciation and amortization expense includes depreciation on equipment, aircraft and aircraft improvements and amortization of leasehold improvements, goodwill and aircraft and loan acquisition costs.

Depreciation and amortization expenses were $1,186,000 and $494,000 in the 1996 and 1995 third quarters, respectively, an increase of $692,000 or 140.1%. Depreciation and amortization expenses were $ 3,377,000 and $1,247,000 in the nine months ended December 31, 1996 and 1995, respectively, an increase of $2,130,000 or 170.8%. Both increases were driven by purchases of aircraft, completed in the third and fourth quarter of the prior fiscal year, information systems acquired and the acquisition of the Company's maintenance facility in the prior fiscal year.

The Company's losses generate provisions for income tax benefit associated with its ability to apply for refunds of income taxes previously paid and avoidance of income taxes on future income. The Company believes that future taxable income will be sufficient to use the benefit associated with the tax loss carryforwards.



EFFECTS OF DISTRIBUTION ON LIQUIDITY

Prior to the spin-off distribution (see note 1), AirTran contributed cash and property to the Company having a book value of approximately $20,250,000, in addition to $8,750,000 invested in the Company in 1995. Pursuant to a distribution agreement, the Company and AirTran agreed to certain tax-sharing provisions (including AirTran's assumption of all tax liability related to the Company's operations prior to spin-off) and to indemnify each other against certain other liabilities occurring both before and after the distribution. Costs associated with the distribution were expensed for financial reporting purposes and charged pursuant to the distribution agreement to the party for whose benefit the expenses were incurred. The Company had consolidated current assets of $22,277,000 and $26,258,000 as of December 31, 1996 and 1995,
respectively. Management believes that such assets, along with internally generated funds as well as financing which management believes is or will be made available, will satisfy projected operating needs. If the Company expands its fleet or route system further, acquires another company, sustains further losses, or otherwise requires additional capital, other sources of funds will need to be secured and there is no assurance that such funds will be secured.

                              AIRWAYS CORPORATION

                               DECEMBER 31, 1996



                          PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

The Company's common stock is listed on the NASDAQ National Market under the symbol "AAIR." Trading in the stock began on September 8, 1995.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

       Number     Name
       ------     ----
       10.17      Orlando International Airport Lease and Use Agreement

       18.1       Letter re Change in Accounting Principles

       27         Financial Data Schedule (submitted only in electronic format)



(B)  REPORTS ON FORM 8-K

No reports on form 8-K were filed by Airways Corporation during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        AIRWAYS CORPORATION


Date:  February 14, 1997

                                        /s/  Mark B. Rinder
                                        --------------------------------------
                                        Mark B. Rinder
                                        VICE PRESIDENT - FINANCE,
                                        SECRETARY AND CHIEF FINANCIAL OFFICER

                                EXHIBIT INDEX



      NUMBER     NAME
      ------     ----
      10.17      Orlando International Airport Lease and Use Agreement

      18.1       Letter re Change in accounting Principles

      27         Financial Data Schedule (submitted only in electronic format)