Form 10-K405
period 1997-03-31
AIRWAYS CORP
filed 1997-06-27
CIK 946362

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-K
(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)
       FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                     OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       FOR THE TRANSITION PERIOD FROM___________________________

                          COMMISSION FILE NO:  0-26432

                              AIRWAYS CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                59-3315474
   (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)


                         6280 HAZELTINE NATIONAL DRIVE
                            ORLANDO, FLORIDA  32822
         (Address of principal executive offices, including zip code)
                                 (407) 859-1579
               (Registrant's phone number, including area code)

                               ---------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------      ------------------------------------------
 COMMON STOCK , $.01 PAR VALUE                         N/A

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

            THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE LAST REPORTED PRICE AT WHICH THE STOCK WAS SOLD ON JUNE 17, 1997, WAS $46,318,643. FOR PURPOSES OF THE ABOVE STATEMENT ONLY, ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ARE ASSUMED TO BE AFFILIATES.

            THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF JUNE 17, 1997, WAS 9,067,937.



                      DOCUMENTS INCORPORATED BY REFERENCE:

            PORTIONS OF THE PROXY STATEMENT RELATING TO THE REGISTRANT'S 1997 ANNUAL SHAREHOLDERS MEETING ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

================================================================================
EXHIBIT INDEX IS LOCATED ON PAGES 21-23.

                              AIRWAYS CORPORATION

                            FORM 10-K ANNUAL REPORT
                       FOR THE YEAR ENDED MARCH 31, 1997


                                     PART I

ITEM 1.  BUSINESS

GENERAL

Airways Corporation ("Airways"), a Delaware corporation incorporated in 1995, is the parent company of AirTran Airways, Inc. ("AirTran"), a domestic commercial airline providing direct scheduled passenger air service from Orlando, Florida to 23 locations in the eastern United States. AirTran Airways, Inc. was incorporated under the laws of Delaware on September 7, 1993 and was acquired by AirTran Corporation from Conquest Airlines Corporation on June 16, 1994.

AirTran began flying commercially on July 2, 1994 with one Boeing 737-200 aircraft providing charter services and commenced scheduled flight operations on October 6, 1994. As of March 31, 1997, AirTran operated a fleet of ten Boeing 737-200 aircraft.

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

In May 1995, AirTran Corporation and Northwest Airlines, Inc. ("Northwest") entered into an agreement to spin-off AirTran Corporation's Orlando-based jet carrier and the FBO. To facilitate the spin-off, AirTran Corporation established Airways, on April 7, 1995, as a wholly owned subsidiary into which it consolidated the above operations. The spin-off, in the form of a dividend of one share of Airways common stock for each share of AirTran Corporation to the shareholders of AirTran Corporation (other than Northwest), was approved by AirTran Corporation's shareholders on August 29, 1995. The distribution was made on September 7, 1995 to shareholders of record (other than Northwest) on August 31, 1995.


BUSINESS STRATEGY - AIRTRAN

AirTran's strategy is based on a commitment to customer service, reliability and affordable service. AirTran sets its fares at a substantial discount to stimulate demand, particularly by those who might otherwise have used ground transportation. AirTran's one-way fares currently range from $39 (for flights between two of its outstations) to $229.

AirTran's affordable service strategy depends on maintaining competitive operating cost levels. In the year ended March 31, 1997 ("1997"), AirTran's total cost per Available Seat Mile ("ASM") was $0.08, resulting in a 73% break-even load factor. AirTran's fixed aircraft expenses (including hull insurance and depreciation expense) were 9.6% of operating expenses during 1997. The key elements in AirTran's strategy are:

#     Reliable and Affordable Direct Jet Service.  AirTran serves primarily the leisure traveler seeking direct service to and from Orlando. AirTran provides efficient service by: flying a single aircraft type, offering fares on a "ticketless" basis and eliminating extra costs such as first class seating, airport clubs, frequent flyer programs and ticket offices.

# Simple Fare Structure. AirTran offers a simple, easy to understand fare structure: tickets are sold on a one-way basis and priced by route, demand and availability. Approximately 42% of AirTran's sales are made directly to passengers, using its computerized reservation system.
      The direct bookings grew by over 50% this past year as AirTran's customers became more familiar with its 1-800-AIR-TRAN reservation line. These seats are sold on a ticketless basis saving on the cost of producing tickets and time during the boarding process. AirTran pays sales commissions only on tickets sold through travel agencies.

# Motivated and Productive Work Force. AirTran seeks to employ a skilled work force of motivated, productive and enthusiastic employees. AirTran believes that its base wage and benefit levels are competitive and that well-qualified candidates are available to meet its future hiring needs. From time to time, AirTran's employees enter into discussions with various union groups and, at present, the mechanics and stores clerks are represented by the International Association of Machinists ("IAM").

# Corporate Culture. AirTran seeks to encourage and maintain a work environment that is enjoyable for its employees and that makes flying simple, inexpensive and fun for its customers. AirTran's advertising brochures, uniforms and aircraft paint schemes are in a colorful, distinctive style intended to create a relaxed tone and a unique identity to make the traveler feel as though the vacation started upon boarding AirTran's jet. Employee training emphasizes friendly, helpful service intended to simplify the travel experience.


FARES, ROUTE SYSTEM AND SCHEDULING

AirTran provides direct scheduled passenger air service between Orlando and cities principally in the eastern half of the United States. AirTran's strategy in developing its route system is to serve medium-sized cities from which direct service to Orlando is not typically provided by the major airlines. This strategy involves flying long stage lengths to medium-sized markets on a low frequency basis. Stage lengths range from approximately 95 (for the interstation flights between Columbia and Charleston, South Carolina) to 1,140 miles and service is provided to most markets on a one-flight-per-day schedule.

AirTran generally offers four fare levels in each market. The number of seats available at each fare level is set according to market conditions. AirTran may also offer promotional fares in certain markets. Tickets are non-refundable but travel dates can be changed prior to departure for a $35 fee. All fares are sold on a one-way basis without any minimum, maximum or overnight stay. The following table shows the expansion of AirTran's scheduled route system and fleet through March 31, 1997.

           AS OF                  TOTAL NUMBER           DEPARTURES
          MONTH END               OF AIRCRAFT            PER MONTH                   SCHEDULED CITIES ADDED
----------------------------------------------------------------------------------------------------------------
 FISCAL YEAR 1995:
   October                      2                      164                Orlando, Providence[*], Hartford [*],
                                                                          Huntsville[*], Knoxville, & Newburgh
   November                     2                      192                -
   December                     3                      317                Ft. Lauderdale[*] and Islip[*]
   January                      3                      326                -
   February                     3                      266                Cincinnati, Albany, and Syracuse
   March                        4                      362                Omaha

 FISCAL YEAR 1996:
   April                        4                      354                -
   May                          4                      428                Nashville[*]
   June                         4                      412                -
   July                         4                      426                -
   August                       6                      714                San Antonio [*], Dayton, Birmingham[*], and
                                                                          Buffalo
   September                    6                      642                -
   October                      7                      880                Dallas [*], Greenville/Spartanburg, Kansas
                                                                          City, and Norfolk
   November                     7                      874                -
   December                     8                      883                -
   January                      9                      929                -
   February                    10                    1,126                Allentown, Canton/Akron, and Rochester
   March                       10                    1,223                Richmond


 FISCAL YEAR 1997:
   April                      10                    1,209                 -
   May                        10                    1,135                 -
   June                       10                    1,106                 Greensboro
   July                       10                    1,315                 -
   August                     10                    1,280                 -
   September                  10                      963                 -
   October                    10                    1,045                 Chattanooga [*]
   November                   10                    1,020                 Toledo
   December                   10                    1,034                 Bloomington/Normal
   January                    10                    1,060                 -
   February                   10                    1,075                 Harrisburg, Charleston and Columbia
   March                      10                    1,437                 DesMoines and Moline

[*] Service to these locations was discontinued.

AirTran is considering other routes that do not originate or terminate in Orlando to determine whether such service can be provided on an efficient, cost effective basis. Strategically, AirTran's selection of routes includes an evaluation of the potential demand for service and the existing level of service provided by other carriers. Tactically, it also considers the availability and cost of airport operations in determining its route structure and expansion plans.


MAINTENANCE AND REPAIRS

Aircraft maintenance consists of routine maintenance and major overhauls. Routine maintenance is performed in Orlando and at its newest maintenance station in Greensboro, North Carolina by AirTran's employees. In other cities, that work is performed by FAA-approved contractors. Major overhauls or heavy checks are performed by a contractor approved by the FAA to work on Boeing 737-200 aircraft.

AirTran's aircraft were manufactured between 1968 and 1985. AirTran believes that its aircraft are mechanically reliable and although the maintenance costs are higher (including costs to comply with FAA aging aircraft requirements and procedures), it believes that total operating costs for the fleet will be competitive with newer fleets because of the lower lease expenses and cost of spare parts relative to newer aircraft.

AirTran maintains an inventory of rotable aircraft parts and supplies for routine maintenance and obtains parts for major overhauls from vendors and manufacturers when needed. Due to the large number of 737 aircraft in commercial operation, AirTran expects that a reliable supply of engines and replacement parts will continue to be available at market prices.


AIRCRAFT

AirTran's fleet currently consists of six leased and four owned Boeing 737-200 aircraft with average capacities of 126 passengers. The lease terms range from three to seven years and require monthly lease payments of $45,000 to $142,000 as well as reserve payments for major engine and airframe overhauls.

According to FAA rules, the airline's fleet must comply with the FAA's Stage 3 noise level requirements according to the following schedule:


     #      50 % currently,
     #      75% by December 31, 1998 and
     #      full compliance by December 31, 1999.

Five of AirTran's aircraft currently meet Stage 3 requirements. AirTran intends to remain in compliance with noise requirements through the acquisition of Stage 3 aircraft and the installation of hush kits on Stage 2 aircraft presently in its fleet. Hush kits certified by the FAA for the Boeing 737-200 aircraft are available at an installed cost of approximately $1.5 million per aircraft.

Increased demand for short-to-medium-range jet aircraft caused higher leasing costs for AirTran. Much of this demand was due to the entry of other low-cost carriers which has abated somewhat recently. Although the Boeing 737 is the most common type of jet aircraft currently in operation worldwide and the entry of other low-fare carriers has abated, there can be no assurance that AirTran will continue to be able to obtain additional aircraft at favorable lease rates.

AirTran currently operates only Boeing 737-200 aircraft and believes that maintenance and operating expenses are generally lower for airlines whose fleet consists of a single aircraft type. AirTran may, however, consider other aircraft types if they are better suited to its future needs.


FUEL

The cost of jet fuel, related taxes and fueling fees is AirTran's largest operating expense, accounting for 19.5% of total operating costs during 1997. Jet fuel costs are subject to wide fluctuations, primarily resulting from changes in supply and the effects of world events. These changes in supply and world events make prediction of the cost of jet fuel difficult. Increases in fuel prices could have a materially adverse effect on AirTran's operating results. AirTran has not entered into any fixed-price or guaranteed delivery contracts for fuel.

AirTran's fleet is not as fuel efficient as one comprised of new medium-sized jet aircraft. As a result, a significant increase in the price of jet fuel would disproportionately affect AirTran's costs as compared to its competitors using newer, more fuel efficient aircraft. AirTran intends to pass on fuel cost increases through increased fares although there can be no assurance that AirTran's competitive fare advantage wouldn't be negatively impacted.


INSURANCE

AirTran carries the types of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. AirTran believes that this insurance is adequate in amount and risk covered. There can be no assurance, however, that the insurance coverage would be sufficient to protect AirTran adequately in the event of a catastrophic accident.


SEASONALITY AND CYCLICALITY

The airline industry generally is subject to cyclical changes in the economy. Because both personal discretionary travel and business travel may be expected to decline during economic downturns, the airline industry tends to experience poorer financial results during such periods. Further, because AirTran serves primarily the leisure travel market, its results may be more affected by declines in discretionary spending than airlines carrying more business travelers.

Seasonal factors, primarily weather conditions and passenger demand, are expected to affect AirTran's monthly passenger boardings. AirTran experiences diminished demand in late spring, early fall and in mid-winter.

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

While AirTran chooses not to have a frequent flier program and does not control a computerized reservations system used by travel agencies, it does have affordable fares, the frequency demanded by its customer base, a strengthened reliability performance over the past twelve months, a fleet of Boeing 737 aircraft which remain popular among the flying public, a schedule to airports which are convenient to its customer base and a code sharing arrangement with Comair which enables its customers to fly to nine other Florida destinations as well as Nassau. AirTran believes, consequently, that it is competitive with respect to several of those factors.

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

In general, the amount of economic regulation over interstate air carriers in terms of market entry and exit, pricing and inter-carrier acquisitions and agreements has been greatly reduced since the enactment of the Deregulation Act. Consequently, barriers to entry into the domestic air transportation business have been reduced and the post-entry regulation to which an airline is subject has been simplified.

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

U.S. Federal Aviation Administration - AirTran also has an operating certificate issued by the FAA pursuant to part 119 of the Federal Aviation Regulations and operates in accordance with part 121 of those regulations. The FAA has jurisdiction over the regulation of the flight operations generally, including the licensing of pilots, dispatchers and maintenance personnel; the establishment of minimum standards for training and maintenance; and technical standards for flight, in-flight, dispatch, communications and ground equipment. AirTran must obtain and maintain FAA certificates of airworthiness for all its aircraft. AirTran's flight personnel, flight and emergency procedures, aircraft, maintenance personnel and maintenance facilities are subject to periodic inspections and tests by the FAA. FAA inspectors have flown on many AirTran flights and have subjected its other flight and ground personnel to periodic announced and unannounced checks. Since AirTran began operations, issues raised by the FAA have been routine and have been addressed by immediate correction or by ongoing changes in operational procedures.

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

ANCA requires the phase-out of Stage 2 aircraft (which meet less stringent noise emission standards than later Stage 3 aircraft) in the contiguous 48 states by December 31, 1999. In September 1991, the FAA promulgated final rules establishing interim compliance dates of December 31, 1994, December 31, 1996, and December 31, 1999, for phasing out Stage 2 aircraft.

Industry regulation:- The following are regulations and laws applicable to the aviation industry:

# The Federal excise tax on domestic air transportation was reinstated on August 27, 1996 for tickets sold for travel before January 1, 1997. This tax, 10 % of the cost of an airline ticket, had previously expired on January 1, 1996. The Company believes that its passenger revenues were stimulated during the period the tax was not in effect although it is not possible to estimate the dollar impact of the lapse due to the complexity and number of factors affecting passenger revenue. This tax expired again on January 1, 1997. On February 28, 1997, President Clinton signed legislation reinstating the tax for tickets sold beginning March 7, 1997 for travel through September 30, 1997. Reinstatement of this tax may dampen demand for air transportation which, in turn, may have a material adverse effect on the Company's financial condition and results of operations.

# Following the July 1996 accident involving a TWA aircraft and speculation that the cause of the accident may have been sabotage, President Clinton ordered new security measures related to passenger, baggage and cargo screening. The increased security measures have increased the Company's operating expenses although the dollar effect is not considered material. The President also formed a special committee which reviewed aviation safety and airport security as well as the air traffic control system. The Committee made several recommendations in the areas of safety, air traffic control and security although it remains unclear whether and to what extent any of the recommendations will be adopted and what impact they may have on the Company's financial condition and results of operations.

# All air carriers are also subject to certain provisions of the Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission ("FCC"). To the extent AirTran is subject to FCC requirements, it has taken all necessary steps to comply with those requirements.

# AirTran's labor relations are covered under Title II of the Railway Labor Act of 1926, as amended, and are subject to the jurisdiction of the National Mediation Board.

# During a period of fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy.

# The exemption from fuel tax for commercial aviation expired on October 1, 1995 and AirTran then became subject to that $0.043 per gallon tax. AirTran paid the tax from October 1, 1995 through March 31, 1997 and the impact is included in flight operations expense. Had AirTran been subject to the tax for all of the prior year, operating expenses would have been higher in 1996 by approximately $260,000. Various bills have been introduced in Congress from time to time to renew the exemption, however, none have been enacted and there can be no assurance that any will be enacted.

# AirTran is also subject to regulatory control by DOT and foreign jurisdictions with regard to international air transportation it has provided in the past and expects to provide in future.

# AirTran is also subject to state and local laws and regulations at locations where it operates and the regulations of various local authorities that operate the airports it serves.

MARKETING

AirTran's marketing objective is to build on the growing awareness of its service and benefits in the markets served. The message is focused on leisure travelers and travel agents.

To communicate with potential customers efficiently, AirTran uses TV, radio and newspaper advertisements. These marketing efforts highlight the destinations, affordable fares and direct/nonstop jet service as well as the experienced crews and AirTran's reliable service. All of the marketing materials direct customers to call 1-800-AIRTRAN to make a reservation or to call a travel agent.

EMPLOYEES

As of March 31, 1997 and 1996 Airways had 592 and 429 full-time equivalent employees, respectively.

Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet certain experience levels set by the FAA. Under FAA regulations, pilots are required to be licensed as commercial pilots, with specific ratings for the type of aircraft flown, and must also be medically certified as physically fit. In order to maintain licenses and medical certifications, pilots must satisfy periodic continuation requirements, including recurrent training and recent flying experience. Mechanics, quality control inspectors and flight dispatchers must also be licensed and qualified for specific aircraft. Flight attendants are required to have initial and periodic competency fitness training and certification. As required by FAA regulations, all of these employees must undergo pre-employment and periodic drug testing as well as employment and background checks.

AIRPORT OPERATIONS

AirTran's operations are based largely at the Orlando International Airport, where it maintains its aircraft fleet. In Orlando, AirTran's employees provide passenger services and catering and cleaning of the aircraft; all other ground services are outsourced. In most other cities served by AirTran, other contractors, including major airlines, provide all ground handling services including passenger services. Ground handling services include greeting and serving passengers at check-in, gate and baggage claim areas, catering, guiding aircraft to and from gates, baggage handling services, aircraft cleaning, lavatory and water servicing, de-icing and certain overnight aircraft maintenance services. AirTran has at least one employee at each of the cities it serves to promote sales and oversee its operations.


ITEM 2.  PROPERTIES

REAL PROPERTY

AirTran's principal executive offices are located two miles from the Orlando International Airport in a leased facility consisting of approximately 11,500 square feet of office space. This facility houses the executive offices of both Airways and AirTran as well as the general administrative staff, reservations staff and computer systems of AirTran. The lease agreement for these premises expires in October 1998 and requires monthly lease payments of $14,000. During 1996, AirTran entered into a ground lease with the Greater Orlando Aviation Authority and a purchase agreement with Page AvJet to acquire an aircraft hangar of approximately 70,000 square feet at the Orlando International Airport for its operations staff, including flight operations and station operations, and its maintenance staff, records, inventory and personnel training facilities. AirTran paid $3.6 million for the hangar, improved the facilities, and makes monthly ground lease payments of $8,900.

The FBO's principal offices are located in one leased and one owned facility at Grand Rapids Itasca County Airport in Grand Rapids, Minnesota. The facilities house the FBO's administrative offices and operations staff and systems. The office lease expired in December 1996 and was renewed January 1, 1997 for six years and requires monthly lease payments of $1,400. The other building is owned, subject to a ground lease the term of which is concurrent with the office lease, and is fully depreciated.


FLIGHT EQUIPMENT

As of March 31, 1997, AirTran's fleet consisted of ten Boeing 737-200 aircraft. Of these, six were leased and four were owned. All aircraft in use are maintained in airworthy condition in accordance with procedures approved by the FAA. Three of the four owned aircraft were held subject to financing arrangements pursuant to which liens on the aircraft were placed as of March 31, 1997.

Subsequent to the year end, the Company entered into a loan agreement under which the fourth owned aircraft, which had been unencumbered, was used for collateral to secure the loan.

ITEM 3.  LEGAL PROCEEDINGS

Neither Airways nor AirTran is a party to any pending legal proceedings that either believe would have a materially adverse effect on the financial condition or results of operations of the consolidated companies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1997.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION AND RELATED MATTERS

Airways' common stock is traded on the National Market System of The NASDAQ Stock Market under the symbol "AAIR". The number of shareholders of record as of June 17, 1997 was 908 and the closing price per share on that date was $5.375. The number of shareholders is calculated, for this purpose, based on number of record holders not the individual participants in security positions.

The table below sets forth information, for each quarter in 1996 and 1997 during which Airways' common stock was traded, concerning the high and low sales prices. Airways has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future. Airways presently intends to retain any earnings it generates in the future for use in its business with any future decision to pay cash dividends dependent on its growth, profitability, financial condition and other factors the Board of Directors may deem relevant. Quotations for such periods are as reported by NASDAQ for National Market issues.

                                                                     STOCK PRICE RANGE IN 1996
                                                                 -----------------------------------
                                                                     HIGH                      LOW
                                                                 ----------                 --------
                    First Quarter                                        (1)                       (1)
                    Second Quarter                                $   9.000                  $  7.250
                    Third Quarter                                 $  10.750                  $  7.250
                    Fourth Quarter                                $  11.000                  $  8.125


                                                                     STOCK PRICE RANGE IN 1997
                                                                 -------------------------------------
                                                                    HIGH                       LOW
                                                                 ----------                  ---------
                    First Quarter                                $   10.750                  $  6.750
                    Second Quarter                               $    7.250                  $  3.500
                    Third Quarter                                $    5.625                  $  2.875
                    Fourth Quarter                               $    6.375                  $  2.875

(1) Airways stock was not publicly traded prior to August 31, 1995 and, therefore, there is no data for the First Quarter 1996 or for any quarters in 1995.

The transfer agent for Airways' common stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone:
(612) 450-4064.

On January 8, 1997, the Company issued to a vendor, Aviation Management
Systems, Inc., a common stock purchase warrant for 50,000 shares of the Company's common stock, exercisable at $3.82 per share commencing immediately and expiring after two years. The warrant was issued to the vendor in connection with its meeting certain cost savings provisions contained in the vendor's contract with the Company. The warrant was issued by the Company in reliance on Section 4 (2) of the Securities Act of 1933 ("the Act"). The vendor was sophisticated in that it had such knowledge and experience in financial and business matters so as to be capable of evaluating the risks of such investment. The vendor was provided information about the Company or had access to such information and was provided opportunities to ask questions about the information provided or made available. Information concerning restrictions on transfer of the securities was also provided and the warrants bear a legend accordingly.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL DATA:

          (Operating results are in thousands, except per share data)




                                                                                     FISCAL YEARS ENDED MARCH 31
                                                                                ----------------------------------------
                                                                                  1997          1996             1995
                                                                                --------      --------         ---------
 Total operating revenues .  .  .  .  .                                         $  102,624     $  68,361       $   9,607
 Operating income (loss)  .  .  .  .  .                                            (12,122)        1,494          (6,421)
                                                                                ----------     ---------       ---------
 Net (loss) income  .  .  .  .  .  .  .                                         $   (6,991)    $   1,187       $  (3,496)
                                                                                ==========     =========       =========
 Net (loss) income per share .  .  .  .                                         $     (.77)    $     .13       $    (.39)
                                                                                ==========     =========       =========
 Weighted average shares outstanding. .                                              9,029         9,230           8,927
 Total assets .  .  .  .  .  .  .  .  .                                             73,948        69,654          13,544
 Long term liabilities .  .  .  .  .  .                                             16,497        13,828              71


Note: Inasmuch as AirTran only commenced operations in 1995, results prior thereto are not included herein. Share information for the year ended March 31, 1995 is on a pro-forma basis as Airways was incorporated in April 1995 and prior thereto was a division of AirTran Corporation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Airways generated operating (loss) income of ($12,122,000) and $1,494,000 for the years ended March 31, 1997 ("1997") and March 31, 1996 ("1996"), respectively, a reduction of $13,616,000. Pre-tax (loss) income, as a percentage of total revenues, was (12.4%) in 1997 and 2.9% in 1996. The dramatic reduction, year over year, is the result of four separate factors. First, demand in AirTran's segment of the travel industry was negatively affected by the accident on May 11, 1996 of a ValuJet aircraft. Second, the Company initiated an intensive and costly review of maintenance and other operations systems and processes to enhance system safety, reliability and efficiency. Third, fuel prices increased dramatically during the year and last, the Company realigned its route system partly in response to the entry into Orlando of other competing major airlines and partly to leave underperforming markets.

Airways achieved operating income (loss) of $1,494,000 and ($6,421,000) for the years ended 1996 and March 31, 1995 ("1995"), respectively, an improvement of $7,915,000. Pre-tax income, as a percentage of total revenues, was 2.9% in 1996 and (66.8)% in 1995. The dramatic change, year over year, is principally the result of AirTran's move from startup mode to full fledged operations.

SELECTED OPERATING DATA

The table below sets forth selected operating data for AirTran for 1997, 1996 and 1995.

                                                                                YEARS ENDED MARCH 31,
                                                              ------------------------------------------------------
                                                                1997                 1996                 1995
                                                              --------------       ------------          -----------
 Available seat miles  (1)                                    1,426,873,000        974,642,000           180,480,000
 Revenue passenger miles  (2)                                   932,305,000        605,130,000            80,783,000
 Load factor  (3)                                                     65.3%              62.1%                 44.8%
 Yield per revenue passenger mile  (4)                       $        0.107       $      0.107          $      0.098
 Passenger enplanements                                           1,089,000            685,000                87,000
 Departures                                                          13,569              8,861                 1,627
 Miles                                                           11,295,000          7,739,000             1,432,000
 Block Hours  (5)                                                    30,578             21,078                 3,405
 Average stage length (miles)  (6)                                      832                873                   880
 Average daily aircraft utilization (hours)                             8.4                8.9                   4.9
 Aircraft (end of period)                                                10                 10                     4
 Full-time equivalent employees (end of period)                         592                429                   194

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

The table below sets forth the major components of operating revenue and expenses per ASM for the Company as a comparison among the three years 1997, 1996 and 1995.

                                                                         YEARS ENDED MARCH 31,
                                                           ---------------------------------------------------
                                                              1997                1996               1995
                                                           -------------      ------------      --------------
            Operating Revenue:
              Passenger                                   $       0.070      $       0.067      $       0.044
              Charter                                             0.000              0.002              0.007
              Other                                               0.002              0.001              0.003
                                                          -------------      -------------      -------------
                    Total operating revenue                       0.072              0.070              0.053
                                                          -------------      -------------      -------------
            Operating expenses:
              Flight operations                                   0.032              0.024              0.036
              Maintenance                                         0.018              0.012              0.016
              Aircraft and traffic services                       0.012              0.014              0.013
              Reservations, sales, and marketing                  0.012              0.012              0.010
              General and administrative                          0.004              0.003              0.011
              Depreciation and amortization                       0.003              0.002              0.003
                                                          -------------      -------------      -------------
                   Total operating expense                        0.080              0.067              0.089
                                                          -------------      -------------      -------------
                        Operating income                  $      (0.008)     $       0.003      $      (0.035)
                                                          =============      =============      =============


RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

OPERATING REVENUES

Total passenger revenues were $100,077,000 and $64,894,000 in 1997 and 1996, an increase of $35,183,000 or 54.2%. The increase is a result of having the entire fleet for twelve months of 1997 whereas in 1996, the fleet was building up to that level through February 1996.

ASMs were 1,426,873,000 and 974,642,000 in 1997 and 1996, respectively, an increase of 452,231,000 or 46.4%. This was principally the result of the growth in departures and AirTran's fleet and mitigated somewhat by shorter stage lengths in 1997. Revenue Passenger Miles ("RPM"s) were 932,305,000 and 605,130,000 in 1997 and 1996, respectively, an increase of 327,175,000 or
54.1%. This was driven by the increased capacity and improved load factor in 1997. Load factors were 65.3% and 62.1% in 1997 and 1996, respectively, an increase of 3.2 percentage points.

AirTran also had charter revenue which is derived from making its airplanes available to charter operators when they would otherwise not be efficiently used. Charter revenues were $ 402,000 and $1,692,000 in 1997 and 1996, respectively, a decrease of $1,290,000 or 76.2%. Often when the fleet is expanded and additional aircraft are delivered, there is a period of adjustment for the schedule during which aircraft utilization would drop; during such times, the Company endeavors to use the aircraft in charter operations to minimize this cost. During 1996, four aircraft were delivered whereas none were delivered during 1997 accounting for the reduction in 1997.

In addition, the consolidated operations include other revenues, principally cancellation revenue, change fees, liquor sales and the sales of the FBO which, collectively, were $2,144,000 and $1,775,000 in 1997 and 1996, respectively, an increase of $369,000 or 20.8%. The increase in other revenues is the result of increased sales by the FBO and reduced cancellation revenue for AirTran. The FBO sold one of the aircraft that it had been holding for sale for $175,000 and continued to market its inventory of spare parts successfully during 1997. AirTran experienced lower cancellation revenue in 1997 as a result of offering vouchers for later travel to passengers who otherwise would have had to forfeit their fare.

Total passenger revenues were $64,894,000 and $7,896,000 in 1996 and 1995, respectively. The increase of $56,998,000 or 721.9% in 1996 reflects the fact that AirTran had just commenced scheduled operations in the third quarter of 1995.

ASMs were 974,642,000 and 180,480,000 in 1996 and 1995, respectively, an increase of 794,162,000 or 440.0%. This was principally the result of the growth in departures and AirTran's fleet. RPMs were 605,130,000 and 80,783,000 in 1996 and 1995, respectively, an increase of 524,347,000 or 649.1%. This was the result of the increased ASMs as well as stronger load factors on existing routes in 1996. Load factors were 62.1% and 44.8% in 1996 and 1995, respectively, an increase of 17.3 percentage points.

Charter revenues were $1,692,000 and $1,241,000 in 1996 and 1995, respectively, an increase of $451,000 or 36.3%. The increase reflects full year operations and more aircraft during the year but the relatively small increase also reflects the deliberate shift to scheduled service in 1996.

Other revenues were $1,775,000 and $470,000 in 1996 and 1995, respectively, an increase of $1,305,000 or 277.7%. The increase in other revenues is principally the result of full year operations.


OPERATING EXPENSES

Flight operations expense includes expenses related directly to the operation of aircraft except for depreciation and amortization of aircraft and aircraft improvements. Expenses for hull insurance, crew salaries and their overnight expenses, aircraft fuel and flight operations administration are all included in flight operations. Flight operations expenses were $45,507,000 and $26,913,000 in 1997 and 1996, respectively, an increase of $18,594,000 or
69.1%. Departures were 13,569 and 8,861 in 1997 and 1996, respectively, an increase of 4,708 or 53.1% which, together with the increased ASMs, drove a significant portion of the increase in flight operations expense. Flight operations expense increased significantly more than operating activity because of several factors. Fuel prices escalated dramatically during 1997 causing fuel expense to increase by $3,500,000 more than it otherwise would have. Also, the Company embarked upon a program of intense scrutiny of its aircraft and its maintenance and operational procedures during 1997. In order to facilitate that work without disrupting its schedule of operations, the Company entered into wet leases of aircraft for use during the periods when the Company's aircraft weren't available. The wet leases cost the Company $3,322,000.

Flight operations expenses were $26,913,000 and $6,429,000 in 1996 and 1995, respectively, an increase of $20,484,000 or 318.6%. Departures were 8,861 and 1,627 in 1996 and 1995, respectively, an increase of 7,234 or 444.6% which, together with the increased ASMs, drove the increase in flight operations expense. Better aircraft utilization and reduced fleet ownership costs mitigated the increase, year over year, in flight operations expense. AirTran purchased four aircraft in 1996 which shifts fleet ownership costs to depreciation from flight operations expense.

Maintenance expense includes all expenses related to the upkeep of aircraft. Such expenses include labor, parts, supplies and contract maintenance. The direct cost of airframe and engine overhauls are generally expensed and, for leased aircraft, paid monthly to the lessors in the form of reserves. For owned aircraft, AirTran reserves on a per flight hour basis for future maintenance that becomes due in the ordinary course. These reserves are recorded on AirTran's balance sheet each month as the aircraft are flown. The reserves are then available for major overhauls when they occur. When aircraft are first delivered to the Company and shortly thereafter, the cost of overhauls of engines and airframes that may be required to render them fully serviceable is capitalized and amortized over the period remaining until the next scheduled overhaul. Maintenance expenses were $25,851,000 and $12,112,000 in 1997 and 1996, respectively, an increase of $13,739,000 or 113.4%. Three cost drivers pushed maintenance expense dramatically higher during 1997. Firstly, block hours (which are a cost driver for maintenance) were 30,578 and 21,078 in 1997 and 1996, respectively, an increase of 9,500 or 45.1%. The increased block hours, year over year, would have contributed to increased maintenance expense of approximately $5,500,000. Secondly, the Company invested heavily in overhauling engines, airframes and related equipment. Much of its equipment has been substantially improved and serviceable lives extended. To that extent, those expenditures were capitalized and are recorded in Fixed Assets on the balance sheet. Nonetheless, $3,400,000 more was spent on repairs that were identified and necessary in the circumstances but which did not significantly extend the useful lives of the underlying assets. Those repairs were charged to expense in 1997. Thirdly, to facilitate the engine overhauls, the Company entered into short term leases for replacement engines which cost the Company $950,000 more in 1997 than in 1996. Lastly, the previously mentioned independent review of the aircraft and the maintenance procedures and records cost the Company $2,700,000.

Maintenance expenses were $12,112,000 and $2,845,000 in 1996 and 1995, respectively, an increase of $9,267,000 or 325.7%. Maintenance expense is a semi-variable cost, facilities and administrative salaries for which are relatively fixed while reserve expense is driven principally by block hours. Block hours were 21,078 and 3,405 in 1996 and 1995, respectively, an increase of 17,673 or 519.0%. The increased block hours, year over year, contributed substantially to the increased maintenance expense.

Aircraft and traffic servicing expense includes all expenses incurred at airports, including landing fees, facilities rental, station labor, passenger liability insurance, ground handling services and catering expenses. Aircraft and traffic servicing expenses were $16,742,000 and $10,169,000 in 1997 and 1996, respectively, an increase of $6,573,000 or 64.6%. The increase is driven largely by the increased number of flights, passengers, block hours and higher load factors. As a consequence of the Company's extensive internal reviews and renovations of aircraft, the operating reliability suffered during parts of 1997. This triggered the need to purchase alternative transportation, costing $1,700,000 more in 1997, for passengers who would have otherwise not been able to travel to their destinations.

Aircraft and traffic servicing expenses were $10,169,000 and $2,390,000 in 1996 and 1995, respectively, an increase of $7,779,000 or 325.5%. The increase was driven by the increased number of flights, markets served, passengers, block hours and higher load factors.

Reservations and sales expense includes all sales, marketing and advertising expenses as well as the cost of reservations. Reservation expense includes salaries of reservations personnel, computer reservation system expenses and travel agent commissions. Reservations and sales expenses were $16,739,000 and $11,901,000 in 1997 and 1996, respectively, an increase of $4,838,000 or 40.7%.
Although travel agency commission, advertising expense and reservation expenses increased, they did not increase proportionately with revenue. The increases were mitigated by the shift of customer mix toward passengers booking directly with AirTran on its toll-free 1-800-AIR-TRAN reservations line as opposed to a travel agency. This reduced the Company's CRS fees and commissions by nearly $1,000,000 compared to what it would have been if
the shift in bookings had not occurred.   In addition, the Company's marketing
department established several cooperative advertising arrangements with other companies to moderate its advertising expense in 1997.

Reservations and sales expenses were $11,901,000 and $1,830,000 in 1996 and 1995, respectively, an increase of $10,071,000 or 550.3%. The increase was due to increased travel agent commissions, advertising and reservation activity associated with higher passenger volume and increased sales of future tickets. The increased activity was caused by the expansion of AirTran's service into new markets and higher load factors on existing routes in 1996. AirTran had passenger volume of 685,000 and 87,000 in 1996 and 1995, respectively, an increase of 598,000 or 687.4%.

General and administrative expense includes the wages and benefits for both companies' executive officers and various other administrative personnel. Also included are costs for office supplies, legal expenses, accounting and miscellaneous expenses. General and administrative expenses were $5,185,000 and $3,623,000 in 1997 and 1996, respectively, an increase of $1,562,000 or 43.1%. The principal cause of the increased expense in 1997 was the continued development of headquarters and administrative infrastructure to support AirTran's full and expanding operation.

General and administrative expenses were $3,623,000 and $2,012,000 in 1996 and 1995, respectively, an increase of $1,611,000 or 80.1%. The principal cause of the increased expense in 1996 was the development of headquarters and administrative infrastructure to support AirTran's full and expanding operation. In addition, AirTran introduced a program of profit sharing for all full time employees during 1996 which, due to Airtran's profitability, contributed to the increase.

Depreciation and amortization expense includes depreciation on equipment, aircraft and aircraft improvements and amortization of leasehold improvements, goodwill and aircraft and loan acquisition costs. Depreciation and amortization expense were $4,721,000 and $2,149,000 in 1997 and 1996, respectively, an increase of $2,572,000 or 119.7%. Purchases of four aircraft, largely completed in the latter part of 1997, were the principal cause of the increase.

Depreciation and amortization expense were $2,149,000 and $522,000 in 1996 and 1995, respectively, an increase of $1,627,000 or 311.7%. Purchases of aircraft completed in the latter part of 1996 were the principal cause of the increased depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,354,000 and $16,437,000 at March 31, 1997 and 1996, respectively, a decrease of $14,083,000 or 85.7%. The use of cash and cash equivalents from operating activities was $1,879,000. The principal uses of cash and cash equivalents were for purchases of property and equipment of $11,126,000 and payments on long-term debt of $1,405,000.

Cash and cash equivalents were $16,437,000 and $961,000 at March 31, 1996 and 1995, respectively, an increase of $15,476,000 or 1,610.4%. Prior to the distribution, AirTran Corporation ("Mesaba") contributed cash and property to Airways having a book value of approximately $20,250,000 in 1996 in addition to $8,750,000 invested in Airways in 1995. The principal sources of cash and cash equivalents were Mesaba's capital contribution, proceeds of long-term debt of $16,800,000 and cash generated from operating activities of $14,326,000. The principal uses of cash and cash equivalents were for purchases of property and equipment of $28,380,000, acquisition of other assets (excluding deferred loan costs) of $1,390,000 and payments on long-term debt of $1,142,000.

Restricted cash were $12,670,000 and $11,309,000 at March 31, 1997 and 1996, respectively, an increase of $1,361,000 or 12.1%. The increase of restricted cash related to the advance bookings year over year and follows the increase in air traffic liability.

Airways' consolidated current ratio was 0.82 to 1.0 and 1.1 to 1.0 at March 31, 1997 and 1996, respectively. The decrease in the ratio at March 31, 1997 was principally the result of investing in property and equipment during the year.

During 1997, AirTran entered into the following financing arrangements:

# One installment loan with the seller to purchase aircraft equipment. The loan amount was $1,250,000 and is secured by the equipment. The loan carries a fixed interest rate of 10%. The note requires payment of principal and interest monthly which will amortize the loan by November 2002.

# One short term installment loan with the seller to purchase jet engines. The loan amount was $1,200,000 and is secured by the equipment. The loan carries a fixed interest rate of 10%. The note requires payment of principal and interest monthly which will amortize the loan by September 1997.

During 1996, AirTran entered into the following financing arrangements:

# Four long term loans with a major commercial financing company to finance the purchase of three Boeing 737-200 aircraft. The aggregate financing amount of the loans was $13,800,000 and is secured by the aircraft.
    The loans carry fixed interest rates ranging from 5.85% to 11.67%. The loans require payments of principal and interest on a monthly basis which amortize the borrowing by December 2000.

# One short-term note with the seller to finance the purchase of one Boeing 737-200 aircraft. The loan amount was $1,000,000 and was secured by the aircraft. The note carried a variable interest rate of LIBOR rate plus 4.1%. The note required payment of principal and interest on a monthly basis which amortized the borrowing by December 1996.

# One long term loan with a major bank to finance part of the purchase of a hangar at the Orlando International Airport. The loan amount was $2,000,000 and is secured by the hangar as well as security interests granted in AirTran's leasehold improvements as well as $214,000 in cash. The loan carries a variable interest rate equal to the prime rate plus 1%. The loan requires repayment of principal in the amount of $25,000 monthly plus interest accrued and, at various intervals, can require repayments of greater amounts depending on Airways' cash flow.

# One long term loan with the seller to purchase aircraft equipment. The loan amount was $400,000 and is secured by the equipment. The loan carries a fixed interest rate of 10%. The loan requires payment of principal and interest monthly which will amortize the loan by February 1999.

Airways had consolidated current assets of $32,666,000 and $35,969,000 as of March 31, 1997 and 1996, respectively. Management believes that such assets, along with internally generated funds as well as financing which management believes is or will be made available, will satisfy projected operating and capital needs. If AirTran increases its rate of growth over current projections, acquires another company, purchases more aircraft (rather than leasing additional aircraft) than is presently planned, sustains further losses, or otherwise requires additional capital, other sources of funds will need to be secured and there is no assurance that such funds will be secured. During 1997, the Company invested heavily in its aircraft and engines. Much of this investment was paid for from funds generated the year before or from the Company's working capital. As a consequence, the Company has initiated several undertakings which are designed to continue improving its profitability as well as strengthening its working capital position. They are as follows:

# On June 13, 1997, the Company entered into a code-sharing agreement with Comair, a large regional airline operating flights in Florida. The code-sharing agreement permits AirTran Airways to sell tickets to its passengers allowing them to connect in Orlando with Comair flights continuing on to nine other Florida destinations other than Orlando. These tickets will be sold to passengers under the tradename "AirTran's Florida Connection". The Company began taking reservations on June 19 and carried its first passenger that same day.

# On May 14, 1997, the Company entered into a five year loan agreement with a financing company for a $1,600,000 loan secured by one of its aircraft.

# The Company intends to sell or refinance one of its aircraft in a transaction which will likely generate in excess of $4,000,000 of unrestricted cash. That transaction is expected to close on or around the end of the first quarter of fiscal 1998.

# In addition, the Company has engaged an investment banker for the purpose of refinancing the maintenance hangar it acquired at Orlando
    International Airport last year. The hangar has an appraised value of $7,100,000 and the Company's indebtedness is, at present, only $1,500,000. A refinancing is expected to take place during the second quarter of the Company's fiscal year.

# Lastly, the Company has a proposal from one of its major lenders to refinance its two other owned aircraft.

The effect of inflation on either company is not considered material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are included in Part IV, Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As a consequence of the relocation of the Company's headquarters to Orlando, Florida in 1995, Airways terminated its relationship with the independent public accounting firm of Arthur Andersen LLP ("AA") on September 28, 1995 AA's report on Airways' financial statements for the fiscal year ended March 31, 1996, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. From the time AA was engaged by Airways through the date of AA's dismissal, there were no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AA, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

Airways hired the independent public accounting firm of KPMG Peat Marwick LLP ("KPMG") for the purpose of conducting audits for 1996 and 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the caption "Management" in Airways' Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information contained under the caption "Executive Compensation" in Airways' Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation and the stock performance graph contained therein shall not be deemed to be incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information contained under the caption "Security Ownership of Management and Certain Beneficial Owners" in Airways' Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the caption "Transactions with Management" and in Airways' Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) A listing of financial statements and financial statement schedules filed as part of this report is set forth in the "Index to Financial Statements" following Part IV hereof.

(b) Reports on Form 8-K: None

(c) Exhibit Index - 1996 Annual Report on Form 10-K.

EXHIBIT NO.                                             TITLE
-----------                                           -----------
       3.1             Certificate of Incorporation of Airways Corporation. (1)

       3.2             Bylaws of Airways Corporation. (1)

       4.1             Form of Stock Certificate of common stock of Airways Corporation. (1)

       4.2             Warrant Agreement between Airways Corporation and Aviation Management Systems, Inc.
                       dated January 8, 1997.

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

       10.18     Agreement between AirTran Airways, Inc. and MarketLink, Inc. dated January 26, 1996.

       10.19     Letter of Credit Facility Agreement between SunTrust Bank, Central Florida, N.A. and AirTran Airways, Inc.
                 and Airways Corporation dated March 7, 1996.

       10.20     Term Note between SunTrust Bank, Central Florida, N.A. and AirTran Airways, Inc. and Airways Corporation dated
                 March 7, 1996.

       10.21     Leasehold Mortgage and Security Agreement between AirTran Airways, Inc. and SunTrust Bank, Central Florida, N.A.
                 dated March 7, 1996.

       10.22     Security Agreement between AirTran Airways, Inc. and SunTrust Bank, Central Florida, N.A., dated March 7, 1996.

       11.0      Statement of Computation of Weighted Average Shares and Per Share Earnings.

       16.0      Letter re: Change in Independent Public Accountants. (4)

       18.1      Preference letter re:  Change in accounting principles re: credit card processing fee expense

       18.2      Preference letter re:  Change in accounting principles re: CRS fee expense.

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

                                        AIRWAYS CORPORATION
                                        REGISTRANT

                                        By: /s/  Robert D. Swenson
                                           --------------------------------
                                           Robert D. Swenson
                                           Chairman of the Board, President and
                                                  Chief Executive Officer

Date:  June 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                SIGNATURE                                        TITLE                          DATE
                ---------                                        -----                          ----
      /s/  Robert D. Swenson
-------------------------------------
            Robert D. Swenson                 Chairman of the Board, Chief                 June 27, 1997
                                                Executive Officer and Director of
                                                Airways and Chairman of the
                                                Board, President and Chief
                                                Executive Officer of AirTran
                                                Airways, Inc.
                                                (Principal Executive Officer)


        /s/  Mark B. Rinder
-------------------------------------
         Mark B. Rinder                       Vice President of Finance and Chief          June 27, 1997
                                                Financial Officer of Airways
                                                Corporation and Vice President of
                                                Finance and Chief Financial
                                                Officer of AirTran Airways, Inc.
                                                (Principal Financial and Accounting
                                                Officer)

      /s/  Lawrence Brinker
-------------------------------------
         Lawrence Brinker                     General Counsel and Secretary,               June 27, 1997
                                                Airways Corporation and AirTran
                                                Airways, Inc.

      /s/  John K. Ellingboe
-------------------------------------
        John K. Ellingboe                     Director                                     June 27, 1997


     /s/  Roger T. Munt
-------------------------------------
        Roger T. Munt                         Director                                     June 27, 1997


     /s/  Alan R. Stephen
-------------------------------------
      Alan R. Stephen                         Director                                     June 27, 1997




                              AIRWAYS CORPORATION


        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                 PAGE
                                                                                                                 NO.
                                                                                                               -------
 FINANCIAL STATEMENTS:


 Independent Auditors' Reports  .  .  .  .  .  .  .  .  .  .  .  .  .   .  .  .  .  .  .  .  .  .  .  .  .  .   27

 Consolidated Balance Sheets, March 31, 1997 and 1996.  .  .  .  .  .   .  .  .  .  .  .  .  .  .  .  .  .  .   29

 Consolidated Statements of Operations for the years ended March 31, 1997, 1996 and 1995. .  .  .  .  .  .  .   31

 Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and  1995 .  .  .  .  .  .  .   32

 Consolidated Statements of Changes in Shareholders' Equity and Group Equity for the years ended March 31,
    1997, 1996 and 1995.   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   34

 Notes to Consolidated Financial Statements.  .   .  .  .  .  .  .  .  .  .  .  .  .  .   .  .  .  .  .  .  .   35

 SCHEDULE:

 Schedule II -  Valuation and Qualifying  Accounts - Schedule not filed herewith is omitted because
 of the absence of conditions under which it is required.                                                      N/A


                          INDEPENDENT AUDITORS REPORT

Board of Directors
Airways Corporation:


We have audited the accompanying consolidated balance sheets of Airways Corporation and subsidiary (the "Company") as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and group equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of Airways Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airways Corporation and subsidiary as of March 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.

As discussed in Notes 10 and 11 to the consolidated financial statements, the Company changed its methods of accounting for Computer Reservation System fee expense in 1997 and Credit card processing fee expense in 1996.




                                                           KPMG PEAT MARWICK LLP



Orlando, Florida
June 6, 1997

                          INDEPENDENT AUDITORS REPORT

To Airways Corporation:


We have audited the combined statements of operations, changes in group equity and cash flows of the Airways Group for the year ended March 31, 1995. These financial statements are the responsibility of The Airways Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and cash flows of the Airways Group for the year ended March 31, 1995, in conformity with generally accepted accounting principles.





                                                ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
May 19, 1995

                              AIRWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 1997 and 1996
                                 (In thousands)




        ASSETS                                           1997            1996
        ------                                           ----            ----

  Current assets:
        Cash and cash equivalents                       $ 2,354         $16,437
        Restricted cash                                  12,670          11,309
        Account receivable, net                           4,212           3,135
        Inventory, expendable parts and supplies          1,034           1,847
        Prepaid expenses                                  4,020           1,947
        Deferred Tax Asset                                8,376           1,294
                                                        -------         -------
        Total current assets                             32,666          35,969
                                                        -------         -------
  Property and equipment
        Flight equipment                                 34,485          24,943
        Other property and equipment                      9,405           6,587
           Less: Accumulated depreciation                (6,192)         (2,072)
                                                        -------         -------
                                                         37,698          29,458
                                                        -------         -------

  Other assets:
        Goodwill, net                                     1,749           1,891
        Lease and equipment deposits                      1,244           1,339
        Other assets, net                                   591             997
                                                        -------         -------
  Total assets                                          $73,948         $69,654
                                                        =======         =======

See accompanying notes to consolidated financial statements.    (Continued)

                              AIRWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 1997 and 1996
                                 (In thousands)




        LIABILITIES AND STOCKHOLDERS' EQUITY             1997            1996
        ------------------------------------             ----            ----

  Current liabilities:
        Accounts Payable                                $18,022         $ 9,362
        Air traffic liability                            16,198          14,912
        Accrued expenses                                    908           2,775
        Current portion of long-term debt                 3,157           3,574
        Current portion of maintenance reserves           1,525             307
        Income taxes payable                                  -             533
                                                        -------         -------
        Total current liabilities                        39,810          31,463
                                                        -------         -------

  Long-term debt, less current portion                   10,539          10,277
  Maintenance Reserves                                    3,186           2,207
  Deferred income taxes                                   2,772           1,344
                                                        -------         -------
  Total liabilities                                      56,307          45,291
                                                        -------         -------

  Stockholders' equity
        Preferred stock, $.01 par value per shares,
          1,000,000 shares authorized, no shares
          issued or outstanding                               -               -
        Common stock, $.01 par value per shares,
          19,000,000 shares authorized, 9,061,937
          and 8,966,937 shares issued and
          outstanding at March 31, 1997 and 1996,
          respectively                                       91              90
        Additional paid-in capital                       26,618          26,350
        Accumulated deficit                              (9,068)         (2,077)
                                                        -------         -------
  Total stockholders' equity                             17,641          24,363
                                                        -------         -------
  Total liabilities and stockholders' equity            $73,948         $69,654
                                                        =======         =======
  Commitments and contingencies

See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the years ended March 31, 1997, 1996 and 1995
                  (In thousands, except per share information)


                                                             1997            1996           1995
                                                             ----            ----           ----
Operating revenues:
     Passenger                                             $ 100,077       $64,894        $  7,896
     Charter                                                     402         1,692           1,241
     General aviation and other                                2,144         1,775             470
                                                           ---------       -------        --------
       Total operating revenues                              102,623        68,361           9,607
                                                           ---------       -------        --------

Operating expenses:
     Flight operations                                        45,507        26,913           6,429
     Maintenance                                              25,851        12,112           2,845
     Aircraft and traffic servicing                           16,742        10,169           2,390
     Reservations, sales and marketing                        16,739        11,901           1,830
     General and administrative                                5,185         3,623           2,012
     Depreciation and amortization                             4,721         2,149             522
                                                           ---------       -------        --------
       Total operating expenses                              114,745        66,867          16,028
                                                           ---------       -------        --------
       Operating (loss) income                               (12,122)        1,494          (6,421)

Interest (income) and other                                     (984)       (1,007)            (59)
Interest expense                                               1,507           524               -
                                                           ---------       -------        --------
          (Loss) income before income taxes                  (12,645)        1,977          (6,362)

Income tax (benefit) expense                                  (5,654)          790          (2,866)
                                                           ---------       -------        --------
         Net (loss) income                                 $  (6,991)      $ 1,187        $ (3,496)
                                                           =========       =======        ========

Net (loss) income per share (pro-forma in 1996 and 1995)   $   (0.77)      $   .13        $  (0.39)
                                                           =========       =======        ========

Weighted average shares outstanding (pro-forma in 1996
     and 1995)                                                 9,029         9,230           8,927
                                                           =========       =======        ========

See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the years ended March 31, 1997, 1996 and 1995
                                 (In thousands)

                                                                     1997            1996         1995
                                                                     ----            ----         ----
Operating activities:

Net (loss) income                                                   $ (6,991)      $ 1,187      $ (3,496)
       Adjustments to reconcile net (loss) income to
         net cash provided by (used for) operating activities:
          Depreciation and amortization                                4,721         2,146           522
          Maintenance Reserves                                         2,197         2,229           285
          Deferred taxes                                              (5,654)           21             -
          Compensation expense incurred in connection
           with stock options granted and issued                           -           224             -
          Change in current operating items:
           Restricted cash                                            (1,361)       (7,544)       (3,765)
           Accounts receivable, net                                   (1,077)       (2,722)         (333)
           Inventories                                                   813           435           (68)
           Prepaid expenses and deposits                              (2,073)       (1,527)         (357)
           Accounts payable and accrued liabilities                    6,793         8,060         1,839
           Air traffic liability                                       1,286        11,284         3,628
           Income tax payable                                           (533)          533            -
                                                                    --------      --------      --------
            Net cash flows (used for) provided by
             operating activities                                     (1,879)       14,326        (1,745)

Investing activities:
      Purchase of Conquest Sun Airlines, Inc.                              -             -        (2,500)
      Purchase of property and equipment, net                        (11,126)      (28,380)       (2,277)
      Increase (decrease) in other assets                                 58        (1,390)       (1,356)
                                                                    --------      --------      --------
             Net cash flows used for investing activities           (11,068)       (29,770)       (3,633)

See accompanying notes to consolidated financial statements.         (Continued)

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the years ended March 31, 1997, 1996 and 1995
                                 (In thousands)

                                                                           1997        1996        1995
                                                                           ----        ----        ----
Financing activites:
        Capital contributions                                                -         15,154       8,831
        Proceeds from long-term debt                                         -         16,800         -
        Repayments of long-term debt                                      (1,405)      (1,142)        -
        Proceeds from issuance of common stock                               269          108         -
        Borrowings from former parent                                        -            -           458
        Repayments to former parent                                          -            -          (458)
                                                                      ----------    ---------    --------
        Net cash flows (used) provided by financing activities            (1,136)      30,920       8,831

        Net (decrease) increase in cash and short-term investments    $  (14,083)   $  15,476    $    953

Cash and short-term investments at begining of year                   $   16,437    $     961    $      8
                                                                      ----------    ---------    --------
Cash and short-term investments at end of year                        $    2,354    $  16,437    $    961
                                                                      ==========    =========    ========


Supplemental disclosures of cash flow activities:

        Cash paid for interest                                        $    1,459    $     501    $    -
                                                                      ==========    =========    ========

        Cash paid for income taxes                                    $      533    $     278    $    -
                                                                      ==========    =========    ========


Supplemental disclosure of non-cash investing and financing activities:
        During the year ended March 31, 1997 and 1996, the Company purchased $1,250 and $400 of flight equipment with long-term debt.

                              AIRWAYS CORPORATION

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND GROUP EQUITY

               For the years ended March 31, 1997, 1996 and 1995
                                 (In thousands)


                                                                                              Retained
                                                                                Additional    Earnings         Total
                                 Group                    Common    Preferred    Paid-in    (Accumulated    Stockholders'
                                 Equity       Shares       Stock      Stock      Capitol      Deficit)         Equity
                                 ------       ------      ------    ---------   ----------  ------------    -------------
Balance, April 1, 1994          $  2,123          -          -           -             -    $     232       $     2,355
Net Loss                               -          -          -           -             -       (3,496)           (3,496)
Capitol Contributions              8,831          -          -           -             -            -             8,831
                                -----------------------------------------------------------------------------------------
Balance, March 31, 1995           10,954          -          -           -             -       (3,264)            7,690
Net Income                             -          -          -           -             -        1,187             1,187
Stock options granted
   and exercised under
   stock option plan                   -         40          1           -           331            -               332
Shares issued and
   contribution of group
   equity                        (10,954)     8,927         89           -        26,019            -            15,154
                                -----------------------------------------------------------------------------------------
Balance, March 31, 1996                -      8,967         90           -        26,350       (2,077)           24,363
Net Loss                               -          -          -           -             -       (6,991)           (6,991)
Stock options granted
   and exercised under
   stock option plan                   -         99          1           -           268            -               269
                                -----------------------------------------------------------------------------------------
Balance, March 31, 1997                -       9066    $    91           -    $   26,618    $   9,068       $    17,641
                                -----------------------------------------------------------------------------------------





See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the years ended March 31, 1997, 1996 and 1995
           (Dollars in thousands, except share and per share amounts)


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

AirTran serves 23 cities from Orlando, operating as AirTran Airways. The FBO sells aircraft parts, provides fueling and other aircraft servicing, rentals and flight training.


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

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

(2),     CONTINUED

      (b)   INVENTORY

Inventory parts held for sale by the FBO are stated at the lower of average cost or market and consist of expendable aircraft service parts and fuel. Consumable spare parts, materials and supplies relating to flight equipment are expensed as purchased.

      (c)   PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated on a straight-line basis for financial reporting purposes with no residual values except for the aircraft which are assumed to have 10% residual value. The depreciable lives used for the principal depreciable asset classifications are:


                                                                    Depreciable Lives
                                                                    -----------------
      Aircraft                                                      5-12 years
      Rotable parts                                                 5 years
      Leasehold improvements                                        Shorter of useful life or lease term
      Buildings                                                     20 years
      Other equipment                                               3-5 years

Equipment and property under capital leases are amortized over the term of the leases and such amortization is included in depreciation and amortization.

      (d)   GOODWILL

The excess of purchase price paid for Conquest over the fair market value of net tangible assets acquired totaled $2,141 and is being amortized over 15 years. Accumulated amortization totaled $393 and $250 at March 31, 1997 and 1996, respectively.

      (e)   OTHER ASSETS

Certain costs incurred in connection with the acquisition of aircraft and the start-up of AirTran's airline service have been deferred. As of March 31, 1997 and 1996, such costs totaled $1,335 and $1,297 respectively, and consisted of initial flight crew training,

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

(2),     CONTINUED

aircraft rent and insurance expenses incurred prior to AirTran's scheduled airline service. Pre-operating costs are being amortized over three years and accumulated amortization totaled $743 and $300 at March 31, 1997 and 1996, respectively. Development costs relating to new routes, obtaining regulatory approval, and administrative and promotional costs are charged to expense as incurred.

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


        (h)   INCENTIVE COMPENSATION

In October, 1995 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" (SFAS 123), effective for financial statements with fiscal years beginning after December 15, 1996. SFAS 123 establishes the financial accounting and reporting standard for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value-based method of accounting for employee based stock options and encourages all entities to adopt this method of accounting for all employee stock compensation plans. However, it does allow an entity to continue applying

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

(2),  CONTINUED

Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") to measure the intrinsic value-based compensation cost. Entities electing to remain with the accounting method prescribed by Opinion 25 must make pro forma disclosures of net income and earnings per share, as if the fair valued-based method of accounting as prescribed by SFAS 123 had been applied. The Company has elected to continue accounting for its stock-based compensation plans prescribed by Opinion 25 and has included in the Notes to the Consolidated Financial Statements the pro forma disclosures required by SFAS 123.

        (i)   AIRFRAME AND ENGINE OVERHAUL EXPENSE

The Company has adopted the accrual method for recognizing the estimated cost of future airframe and engine overhaul expenses. The accrual method provides for estimating the cost of such overhauls, when they occur in the ordinary course, and recording the estimated cost, based on an hourly rate, in maintenance expense. Costs associated with overhauls of airframes and engines which occur at or near the aircraft's introduction into the fleet are capitalized and amortized over the period to the next overhaul. The actual expenditures of ongoing overhauls not incurred at inception are charged to the accrual and any deficiency or excess is charged or credited to expense in the period incurred.

        (j)   NET (LOSS) INCOME PER SHARE

Net (loss) income per share is computed based on the weighted average number of common shares and, if dilutive, common stock equivalent shares (options) outstanding in 1997 and for the prior years is on a pro-forma basis.

        (k)   CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and AirTran, a wholly-owned subsidiary of the Company. All material intercompany transactions have been eliminated.

        (l)   CONCENTRATION OF CREDIT RISK

At March 31, 1997, most of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards on the Company's flights. These receivables are short-term, generally being settled within 14 days after sale. The Company does not believe it is subject to any significant concentration of credit risk.

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

(2),     CONTINUED

        (m)   USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        (n)  RECLASSIFICATIONS

Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no impact on net income or shareholder's or group equity as previously reported.

        (o)   FUTURE APPLICATION ACCOUNTING STANDARDS

On March 3, 1997 the FASB issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share". The new statement is effective for fiscal years beginning after December 15, 1997 and applies to all entities that have issued common stock or potential common stock (e.g. options, warrants, convertible securities etc.) if those securities trade in a public market or in a stock exchange or over-the-counter market. SFAS 128 replaces primary Earnings Per Share ("EPS") with Basic EPS. Basic EPS will be computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted EPS, now called diluted EPS is still required.

(3)       PROPERTY AND EQUIPMENT

The Company's aircraft fleet consisted of ten Boeing 737-200s, of which six are held under operating leases as of March 31, 1997. The remaining four aircraft are owned by the Company and had a net book value of $17,716 at March 31, 1997. Approximately $4,380 and $2,514 has been accrued for major airframe and engine overhauls as of March 31, 1997 and 1996, respectively. The Company estimates that the costs of major engine and airframe overhauls due in 1998 will total approximately $6,500, virtually all of which is either reserved and on the balance sheet, will be reversed during 1998 pursuant to the Company's accounting policies for leased and owned aircraft or will be reimbursable from lessors.

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

(3),     CONTINUED

The aircraft operating leases require future minimum rental payments as follows at March 31, 1997:


                     1998               $  5,443
                     1999                  4,558
                     2000                  3,002
                     2001                  3,002
                     2002                  2,893
                     Thereafter            1,278
                                         -------
                                        $ 20,176
                                        ========

Rent expense under aircraft operating leases totaled approximately $5,984 and $4,535 in 1997 and 1996, respectively and is included in flight operations in the accompanying consolidated statements of operations. In addition, the Company spent $3,322 and $54 on subservice aircraft rentals which was also charged to expense in 1997 and 1996, respectively.

 (4)      COMMITMENTS AND CONTINGENCIES

          LEASE COMMITMENTS

As detailed in Note 3 the Company leases six aircraft under operating leases. In addition, the Company leases office and hangar facilities and certain terminal facilities under operating leases which are all month to month lease terms. Rent expense under all facility operating leases totaled approximately $554 in 1997, $365 in 1996 and $360 in 1995.

          CREDIT FACILITY

The Company has negotiated with a bank to issue eleven letters of credit totaling $1,100 which were outstanding at March 31, 1997. In the event advances under the facility are drawn, the borrowings would bear interest at the bank's prime rate plus 1-1/4%. No amounts were drawn under this facility as of or during the year ended March 31, 1997.

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

          AIRCRAFT COMMITMENTS

In order to comply with the Airport Noise and Capacity Act (ANCA) requirements, the Company is required to purchase hush kits for its aircraft to convert them from Stage 2 to Stage 3. The installation of these hush kits will bring the aircraft into compliance with FAA Stage 3 noise level requirements. The projected payments associated with the purchase of the hush kits are $0 in fiscal year 1998 and $3,000 in 1999 and based on those purchases combined with AirTran's current plans for aircraft acquisitions and upcoming aircraft lease expirations, it will continue to meet the Stage 3 requirements. The Company has contracted to purchase four hush kits for its aircraft at its installed cost of $6,000 of which two have already been purchased during fiscal 1997.

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

(5)       LONG-TERM DEBT

Long-term debt as of March 31, 1997 is summarized as follows:

Installment loan, dated August 1995, collateralized by flight equipment,
      payments of $100 plus interest at 11.67%, maturing August 2000                              $      3,332

Installment loan, dated August 1995, collateralized by flight equipment,
      payments of $23 including interest at 5.85%, maturing August 2000                                    834

Installment loan, dated December 1995, collateralized by flight equipment,
      payments of $85 including interest at 10.04%, maturing December 2000                               3,182

Installment loan, dated December 1995, collateralized by flight equipment,
      payments of $85 including interest at 10.04%, maturing December 2000                               3,182

 Installment loan, dated February 1996, collateralized by flight equipment,
      payments of $13 including interest at 10%, maturing February 1999                                    269

Term loan, dated March 1996, collateralized by a hangar, payments of $25 plus interest at prime + 1% (9.25% as of March 31, 1996), maturing
      October 2002                                                                                       1,700

Installment loan, dated December 1996, collateralized by flight equipment,
      payments of $23 including interest of 10%, maturing November 2002                                  1,198

                                                                                                  ------------
                  Total long-term debt                                                                  13,697

      Less current installments of long-term debt                                                        3,157
                                                                                                  ------------
                        Net long-term debt                                                        $     10,540
                                                                                                  ============


                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


(5),   CONTINUED

The aggregate amounts of principal maturities of debt outstanding at March 31, 1997, for the five subsequent years are as follows:

                 1998                                                 $   3,157
                 1999                                                     3,452
                 2000                                                     3,642
                 2001                                                     2,520
                 2002                                                       546
                 Thereafter                                                 380
                                                                      ---------
                                                                      $  13,697
                                                                      =========

(6)       INCOME TAXES

Income tax (benefit) expense attributable to (loss) income for the years ended March 31, 1997, 1996 and 1995 consist of the following:


                                                 Current                 Deferred                  Total
                                                 -------                 --------                  -----
1997
     Federal                                           -                $ (3,931)                $ (3,931)
     State                                             -                  (1,723)                  (1,723)
                                               ---------                --------                 --------
                                                       -                $ (5,654)                $ (5,654)
                                               =========                ========                 ========

1996
     Federal                                   $     722                $    (52)                $    670
     State                                            89                      31                      120
                                               ---------                --------                 --------
                                               $     811                $    (21)                $    790
                                               =========                ========                 ========

1995
     Federal                                   $  (2,423)               $    (59)                $ (2,482)
     State                                          (514)                     12                     (502)
                                               ---------                --------                 --------
                                               $  (2,937)                $   (47)                $ (2,984)
                                               =========                ========                 ========

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


(6),       CONTINUED

Total income tax (benefit) expense for the years ended March 31, 1997, 1996 and 1995 differed from amounts computed by applying the U.S. federal income tax rate of 35% to (loss) income before income taxes as a result of the following:


                                                          1997             1996              1995
                                                          ----             ----              ----
Computed "expected" tax (benefit) expense                $ (4,425)        $    672          $ (2,163)
(Increase) decrease in income tax expense (benefit)
     resulting from:
        Nondeductible expenses                                  5                -               (60)
        State income tax (benefit) expense
             net of federal income taxes                   (1,120)              72              (502)
        Reorganization costs                                                    42
        Other, net                                           (114)               4              (141)
                                                         --------         --------          --------
                                                         $ (5,654)        $    790          $ (2,866)
                                                         ========         ========          ========

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

(6),       CONTINUED

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of March 31, 1997 and 1996 are as follows:


                                                            1997                 1996
                                                            ----                 ----
Deferred tax assets:
Workers' compensation                                          -                $   11
Alternative minimum tax credit carry forwards                  -                   337
Deferred maintenance costs                                 1,730                   946
Vacation Pay                                                 139                     -
Net Operating Loss carry forward                           6,507                     -
                                                          ------                ------
     Total gross deferred tax assets                      $8,376                $1,294
                                                          ------                ------

Deferred tax liabilities:
   Property, plant and equipment, principally
     due to differences in depreciation                   $2,602                $  996
   Deferred pre-operating costs                              170                   267
   Prepaid expenses, principally due to prepaid
     commissions                                               -                    46
   Other                                                       -                    35
                                                          ------                ------
    Total gross deferred tax liabilities                   2,772                 1,344
                                                          ------                ------

Net deferred tax (liabilities)                            $5,604                $  (50)
                                                          ======                ======
Presented as:
   Current deferred income tax asset                      $5,604
                                                          ======
   Noncurrent deferred tax (liability)                                          $   50
                                                                                ------


The valuation allowance for deferred tax assets as of March 31, 1997 and 1996 was $0. The net change in the total valuation allowance for the years ended March 31, 1997 and 1996 was $0. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon management's projections for future taxable income over the periods which the deferred tax assets are deductible,

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


(6), CONTINUED

management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of March 31, 1997. See Note 14 to the Consolidated Financial Statements for subsequent events which have a bearing on the Company's operating plan under which these estimates were made.

As of March 31, 1997, the Company has alternative minimum tax credit carryforwards of $0.

(7)       BENEFIT PROGRAM

The Company introduced a profit sharing arrangement during 1996 covering substantially all employees. Profit sharing expense was $0 in 1997 and $338 in 1996.

(8)      FINANCIAL INSTRUMENTS

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

The carrying amount and fair value of the Company's fixed long-term debt at March 31, 1997 is as follows:



                                                    CARRYING AMOUNT      FAIR VALUE
                                                    ---------------      ----------
   Long-term debt                                       $13,696            $13,649



(9)     EFFECT OF FOURTH QUARTER RESULTS

Adjustments were made to the air traffic liability during the fourth quarters of 1997 and 1996 which totaled $1,742 and $1,197, respectively, of which $1,742 and $886 were recorded as additional passenger revenue in 1997 and 1996, respectively, and $311 was recorded as other revenue in 1996. These adjustments were made to record passenger, cancellation and change fee revenue not previously recognized by the Company. The Company has put into place accounting processes, during fiscal 1998, which will enable it to record these revenues more closely in line with when they are earned.

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

(9), CONTINUED

In addition, other adjustments were made in 1996 to operating expenses for costs incurred which were under accrued in prior periods totaling $1,515. Adjustments were made to flight operations expense - $660, maintenance - $490, aircraft and traffic services - $85 and reservations and sales expense - $280.

(10)   CHANGE IN ACCOUNTING METHOD FOR CREDIT CARD PROCESSING FEE EXPENSE IN
       1996

Credit card processing fees paid are deferred and recognized when the passenger travel has been completed. Prior to 1996, these fees were expensed when paid. The new method was adopted to match the credit card processing fee expense more appropriately with the related revenue and to make treatment consistent with the Company's standard revenue recognition policies. The effect of the change was to increase income by approximately $165 or $0.02 per share net of the effect of income taxes in 1996. The cumulative effect of the change in accounting principle on prior years is immaterial.

(11)   CHANGE IN ACCOUNTING METHOD FOR CRS FEE EXPENSE IN 1997

Computer Reservation System (CRS) fees, the fees charged for travel agents' use of the computer reservation systems owned by others, are deferred and recognized when the passenger travel has been completed. Prior to 1997, these fees were expensed when paid. The new method was adopted to match the CRS fee expense more appropriately with the related revenue and to make treatment consistent with the Company's standard revenue recognition policies. The effect of the change was to increase income by approximately $144 or $0.02 per share net of the effect of income taxes in 1997. The cumulative effect of the change in accounting principle on prior years is immaterial.

(12)   STOCK-BASED COMPENSATION

In 1995, the Airways Corporation Stock Option Plan and Director Stock Option Plan (the "Plans") were established. The Plans provide for the granting to directors, officers and key employees of the Company qualified and non-qualified stock options and incentive stock options. Options are granted at the fair market value of the Company's common stock at the time of grant for a period not in excess of ten years. Generally, options vest over a one year period from the date of grant. The purchase price of the stock may not be less than 110% of the fair market value of the Company's common stock on the date of the grant for participants owning 10% or more of the outstanding common stock or 100% of the fair market value for all other participants. As of March 31, 1996, 40,000 options had been exercised pursuant to a change made to the Plan resulting in $224 of compensation expense during the year ended March 31, 1996. A total of 1,300,000 shares of the Company's common stock have been reserved for issuance pursuant to options

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


granted under the Plans. At March 31, 1997 the number of shares available for future grant was 358,000.

Information with respect to stock options granted under the Plans is as follows:



                                                       1997                         1996
                                                ----------------------        ---------------------
                                                              Weighted                     Weighted
                                                               Average                      Average
                                                              Exercise                     Exercise
                                               Shares          Price         Shares          Price
                                               ------          -----         ------          -----
Balance, beginning of fiscal year             610,000          $  4.60             0              -
Granted                                       344,000             5.22       820,000         $ 4.13
Lapsed                                        119,000             5.43       103,000           2.81
Exercised                                      32,000             2.70       107,000           2.70
                                              -------          -------       -------         ------
Outstanding at 3/31                           803,000          $  4.82       610,000         $ 4.60
                                              =======          =======       =======         ======
Exercisable at
  year end March 31                           503,000                -             0              -
                                              =======          =======       =======         ======


                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


(12),     CONTINUED

The following table summarizes information about stock options outstanding at March 31, 1997:

                                 Options Outstanding                         Options Exercisable
                 ---------------------------------------------------      -----------------------
                                      Weighted              Weighted                     Weighted
 Range of                              Average               Average                      Average
 Exercise          Number             Remaining             Exercise        Number       Exercise
  Prices         Outstanding       Contractual Life          Price        Exercisable     Price
 -------         -----------       ----------------         --------      -----------    --------
  $0-5             496,000             4.6 years              $  3.04        350,000         $ 2.70
 $5-10             282,000             5.1 years              $  7.43        128,000         $ 8.73
$10-15              25,000             4.9 years              $ 10.75         25,000         $10.75
                   -------                                                   -------
 $0-15             803,000             4.8 years              $  4.82        503,000         $ 4.63
                   -------                                                   -------


The Company applies Opinion 25 in accounting for the Plans. Since stock options under the Plans are issued at fair market value on the date of award, no compensation cost has been recognized.

SFAS 123 provides an alternative to Opinion 25 whereby values may be ascribed to options using a valuation model and amortize to compensation expense over the vesting period of the options. Had the Company applied SFAS 123 in accounting for stock options, net income and net income per share would have been the pro forma amounts indicated below:


                                                 1997                                 1996
                                   ----------------------------          ----------------------------
                                   In Thousands       Per Share          In Thousands       Per Share
                                   ------------       ---------          ------------       ---------
Net Income                          $  (6,991)           (.77)            $   1,187           0.13
SFAS No. 123 pro-forma
   adjustment after tax             $    (620)           (.07)            $    (298)         (0.03)
                                    ---------           -----             ---------         ------
Net Income pro-forma                $  (7,611)           (.84)            $     889           0.10
                                    ---------           -----             ---------         ------

                              AIRWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


(12),    CONTINUED

The pro forma adjustments relate to options granted during 1997 and 1996 for which a fair value on the date of grant was determined using the Black-Schole option pricing model. Valuation and related assumption information are presented below:






                                                         1997            1996
                                                         ----            ----
Valuation Assumption:
   Expected life                                            4               4
   Expected volatility                                  69.00%          69.00%
   Risk free interest rate                               6.53%           5.97%
   Expected annual dividend per share                       0               0
   Expected annual forfeitures                              0               0


INDEX TO EXHIBITS

 EXHIBIT #      NAME

        4.1 Warrant Agreement between Airways Corporation and Aviation Management Systems, Inc. dated January 8, 1997

       10.19 Letter of Credit Facility Agreement between SunTrust Bank, Central Florida, N.A. and AirTran Airways, Inc.
                and Airways Corporation dated March 7, 1996.

       10.20 Term Note between SunTrust Bank, Central Florida, N.A. and AirTran Airways, Inc. and Airways Corporation dated
                March 7, 1996.

       10.21 Leasehold Mortgage and Security Agreement between AirTran Airways, Inc. and SunTrust Bank, Central Florida, N.A. dated March 7, 1996.

       10.22 Security Agreement between AirTran Airways, Inc. and SunTrust Bank, Central Florida, N.A., dated March 7, 1996.

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