Form 10-K405/A
period 1997-03-31
AIRWAYS CORP
filed 1997-07-31
CIK 946362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                  FORM 10-K/A
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996) FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          FOR THE TRANSITION PERIOD FROM
                                        ---------------------------

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

                           -------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------  -----------------------------------------
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



==============================================================================

                              AIRWAYS CORPORATION

                            FORM 10-K ANNUAL REPORT
                       FOR THE YEAR ENDED MARCH 31, 1997


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

              Name                       Age                                       Position
---------------------------------     -----------     -------------------------------------------------------------------
Robert D. Swenson                         43          Chairman of the Board, President and Chief Executive
                                                      Officer of the Company and AirTran
John K. Ellingboe                         46          Director of the Company and AirTran
Roger T. Munt                             48          Director of the Company and AirTran
Alan R. Stephen                           50          Director of the Company and AirTran
Mark B. Rinder                            40          Vice President, Finance and Chief Financial Officer of
                                                      the Company and AirTran
Lawrence H. Brinker                       47          Chief Counsel and Company Secretary of the Company
                                                      and AirTran
Cathy Hoag                                40          Vice President, Sales and Marketing of AirTran
Gustavo A. Carbonell                      32          Vice President, Planning and Scheduling of AirTran
Klaus Goersch                             31          Vice President, Operations of AirTran
Carl L. Millican                          39          Vice President, Maintenance of AirTran


Robert D. Swenson, a Class III Director, has served as Chairman of the Board and Chief Executive Officer of the Company since 1995 and as Chairman of the Board of AirTran since 1994. From 1994 to January 1995, Mr. Swenson was President of AirTran. On July 10, 1996, the Board of Directors of the Company and AirTran re-appointed him to the office of President of the Company and President and Chief Executive Officer of AirTran. Mr. Swenson served as a director, President and Chief Executive Officer of Mesaba Holdings, Inc. and its subsidiary, Mesaba Aviation, Inc. from 1981 to 1995 and was Chairman of the Board of Mesaba Holdings, Inc. and Mesaba Aviation, Inc. from 1986 to 1995. Mr. Swenson also served as President of Mesaba's predecessor from 1978 until 1981. Mr. Swenson holds an Airline Transport Pilot certificate with flight instructor privileges and is type rated in the Fokker F-27 aircraft. Mr. Swenson was a member of the Board of Directors of the Regional Airline Association from 1985 through 1988 and served as Treasurer of the Association during 1987 and 1988. He was elected to serve as Vice Chairman of the Board of Directors of the Association for 1992 and was elected Chairman for 1993.

John K. Ellingboe, a Class I Director, has served as a director of the Company since 1995 and a director of AirTran since 1994. Mr. Ellingboe served as a director of Mesaba Holdings, Inc. from 1990 to 1995. Since June 1996, Mr. Ellingboe has been Chief Executive Officer of PMSA Management Group, LLC, a management consulting firm. From 1993 to May 1996, he was Senior Vice President, Business Development, General Counsel and Secretary of Fingerhut Companies, Inc. From 1990 to 1993, he was

Vice President, General Counsel and Secretary of Fingerhut Companies, Inc. Prior to 1990, he was an attorney in private practice.

Roger T. Munt, a Class II Director, has served as a director of the Company since 1995 and a director of AirTran since 1994. Mr. Munt served as a director of Mesaba Holdings, Inc. from 1984 to 1995. Mr. Munt served as Executive Vice President and Chief Operating Officer of IGM, Inc. from 1994 to 1996 and was President of Munt & Associates from 1992 to 1994. He served as General Manager of Helijet U.S., Inc. from 1990 to 1992. He was Vice President of Marketing and Strategic Planning of Dee Howard Co. from 1988 to 1990, and served as the Senior Vice President of Marketing for Fairchild Aircraft Corporation, an aircraft manufacturer, from 1984 to 1988.

Alan R. Stephen, a Class III Director, has served as a director of the Company since 1995 and a director of AirTran since 1994. Mr. Stephen served as a director of Mesaba Holdings, Inc. from 1987 to 1995. Mr. Stephen has been President of Twin Otter International, Ltd. since 1987. From 1978 to 1987, Mr. Stephen was Executive Vice President of the Regional Airline Association in Washington, D.C.

Mark B. Rinder has been the Vice President, Finance and Chief Financial Officer of the Company and AirTran since February 1996. From 1993 through 1995, Mr. Rinder was Vice President, Finance of Caterair International Corporation, and from 1991 to 1993 was Vice President, Business Development for Europe and North America for that company. From 1989 to 1991, Mr. Rinder served Marriott Corporation and Caterair International Corp. as their Controller for European operations.

Lawrence H. Brinker has been the Chief Counsel and Company Secretary of the Company and AirTran since March 1997. Prior to that, he was Counsel to the Washington, D.C. law firm of Patton Boggs, L.L.P. Mr. Brinker has also been an Aviation Safety Inspector with the Federal Aviation Administration, Director of Operations for Mountain Air Cargo, Counsel to the Commander in Chief, United States Special Operations Command and an instructor pilot with the United States Air Force.

Cathy Hoag has been Vice President of Sales and Marketing of AirTran since February 1996. From 1990 to 1996, Ms. Hoag served as Director of Advertising for The Hertz Corporation and, prior to that, she served in several other marketing-related positions with The Hertz Corporation.

Gustavo A. Carbonell has served as Vice President of Planning and Scheduling of AirTran since March 1995. From 1992 to 1994, he served as Director of Planning and Scheduling for Mesa Air Group. Prior thereto, he was a Manager of Market Planning and Analysis for Southwest Airlines.

Klaus Goersch has been Vice President of Operations of AirTran since September 1996. From 1989 to 1996, he served as Director of Training for Mesaba Airlines. From 1986 to 1989 he served as a pilot for Comair, GP Express Airlines and NMP.

Carl L. Millican has been Vice President of Maintenance and Engineering of AirTran since December 1996. Prior thereto, he served in several positions including Director of Technical Services, Director of Maintenance and Director of Quality Control at Mesaba Airlines from 1986 to 1996. He also served as Maintenance Chief Supervisor at Pilgrim Airlines from 1980 to 1985.

ITEM 11.  EXECUTIVE COMPENSATION

The following compensation table sets forth, for the fiscal year ended March 31, 1997 ("1997"), the cash and certain other compensation paid by the Company to its Chief Executive Officer and the Company's other executive officers whose compensation for 1997 exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer earned an annual salary and bonus in excess of $100,000 during such year.

                                                                                         Long-Term
                                   Annual Compensation                              Compensation Awards
                                 ------------------------                           -------------------
                                                                    Other Annual     Shares Underlying
Name and Principal Position      Year    Salary     Bonus           Compensation         Options
-------------------------------------    ------     -----           ------------    -------------------

Robert D. Swenson                1997   $161,088   $   --           $ 78,100(1)            75,000
  Chairman and Chief             1996     30,771       --                 --              250,000
  Executive Officer of the
  Company, Chairman of AirTran

John F. Horn(2)                  1997     42,283       --            115,975(2)                --
  President of the Company       1996    140,005    1,855                 81              100,000
  and President and Chief
  Executive Officer of AirTran

Mark B. Rinder                   1997    116,800       --                 --               10,000
  Vice President, Finance and
  Chief Financial Officer of
  the Company and AirTran

Cathy Hoag                       1997    110,284       --                 --               10,000
  Vice President, Sales and
  Marketing of AirTran




--------------------------

(1) Includes relocation costs for the Swensons ($40,000), rental of the Swensons' home in Orlando, Florida ($ 19,600) and the cost of transporting the Swenson family twice annually to their principal home in Anchorage, Alaska ($ 12,000).

(2) Mr. Horn retired on July 10, 1996 and the other annual compensation includes compensation paid in connection with the post-employment period.

OPTION GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the Named Executive Officers of the Company in 1997. The options were granted under the Company's 1995 Stock Option Plan. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms (six years) if the stock price were to appreciate annually by 5% and 10%, respectively, from the date the options were granted. There is no assurance that the stock price will appreciate at the rates shown in the table.

                                         Individual Grants
                    -----------------------------------------------------------   Potential Realizable Value
                                        Percent                                    at Assumed Annual Rates of
                       Number of     of Total Options                              Stock Price Appreciation
                       Securities      Granted to                                     for Option Term
                      Underlying      Employees in      Exercise or   Expiration    -------------------------
                    Options Granted  the Fiscal Year    Base Price      DATE           5%          10%
                    ---------------  ---------------   ------------  -----------   ----------  -------------
Robert D. Swenson       75,000             23%          $   5.25      7/25/02       $527,663   $697,552
Mark B. Rinder           5,000              2%              5.25      7/25/02         35,178     46,503
Mark B. Rinder           5,000              2%              3.00     12/22/02         20,101     26,573
Cathy Hoag               5,000              2%              5.25      7/25/02         35,178     46,503
Cathy Hoag               5,000              2%              3.00     12/22/02         20,101     26,573


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table provides information as to options exercised by each of the Named Executive Officers of the Company during 1997 and the value of options held by such officers at year end.

                                                     Number of Securities           Value of Unexercisable
                          Shares                   Underlying Unexercised            In-the-Money Options
                         Acquired                    Options at 3/31/97                    3/31/97
                            on         Value     ---------------------------      ---------------------------
Name                     Exercise    Realized    Exercisable   Unexercisable      Exercisable   Unexercisable
----                     --------    --------    -----------   -------------      -----------   -------------
Robert D. Swenson               -          -       325,000             -           $759,375       $      -
Mark B. Rinder                  -          -        30,000         5,000              1,875         13,125
Cathy Hoag                      -          -        30,000         5,000              1,875         13,125

-------------------
 (1) The closing sale price of the Common Stock on March 31, 1997 (the last trading day of the Company's fiscal year) as reported by NASDAQ was $5.625 per share. Value is calculated by multiplying (a) the difference between $5.625 and the option exercise price by (b) the number of shares of Common Stock underlying the option.




COMPENSATION OF DIRECTORS

Directors who are not employees of the Company receive a fee of $1,500 per quarter and are reimbursed for out-of-pocket expenses incurred in performing their duties as directors. Under the 1995 Director Stock Option Plan, an option to purchase 4,000 shares of common stock is automatically granted to each non-employee director on April 25 of each year priced at 100% of the fair market value of the Company's common stock on the date of grant. John K. Ellingboe, Roger T. Munt and Allan R. Stephen were each granted options to purchase 4,000 shares of common stock on April 25, 1996. The options have a term of six years and became exercisable on the first anniversary of the date of grant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of July 1, 1997, the number of shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) the Named Executive Officers (as defined in "Executive Compensation") and (iv) all directors and executive officers of the Company as a group:


 Name and Address of                        Amount and Nature of             Percentage of
  Beneficial Owner(1)                    Beneficial Ownership(2)(3)(4)    Outstanding Shares(2)
-----------------------                  -----------------------------    ---------------------
Carl R. Pohlad                                   1,379,310                      15.33%
 Pohlad Companies
 3800 Dean Bosworth Plaza
 60 South Street
 Minneapolis, MN 55402

Lowell T. Swenson
 1020 Centennial Drive                             462,748(6)                   5.10%
 Thief River Falls, MN 56701

Robert D. Swenson                                  707,895(7)                   7.54%
Alan R. Stephen                                     42,000                        (5)
John K. Ellingboe                                   29,620                        (5)
Roger T. Munt                                       10,000                        (5)
Mark B. Rinder                                      31,000                        (5)
Cathy Hoag                                          30,000                        (5)
All directors and executive
officers as a group (11 persons)                   890,515                      9.37%


(1) Unless otherwise indicated, the address of each beneficial owner is Airways Corporation, 6280 Hazeltine National Drive, Orlando, Florida 32822.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.

(3) Includes shares which may be acquired within the next 60 days in the following amounts by exercise of stock options: R. D. Swenson -- 325,000; A. Stephen -- 8,000; J. Ellingboe -- 8,000; R. Munt -- 8,000;
         M. Rinder -- 30,000; C. Hoag -- 30,000; and all directors and executive officers as a group -- 444,000.

(4) The shares shown do not include the following shares of common stock which are subject to stock options that are not exercisable within the next 60 days: A. Stephen -- 4,000; J. Ellingboe -- 4,000; R Munt -- 4,000; M. Rinder -- 5,000; C. Hoag -- 5,000; and all directors and executive officers as a group --97,000.

(5)      Ownership is less than one percent (1%) of total shares outstanding.

(6) Includes 100,000 shares of Common Stock for which Mr. Swenson shares voting power with his wife.

(7) Includes (i) 83,220 shares of Common Stock held by Mr. Swenson's wife and (ii) 69,720 shares of Common Stock Mr. Swenson holds as custodian for his minor children.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 1996, AirTran entered into an agreement with MarketLink, Inc., a Minnesota corporation, pursuant to which MarketLink was retained to provide an automated telephone system for AirTran, inclusive of hardware, software and associated accessories. The agreement calls for monthly payments to MarketLink of $4,400 for services provided under the agreement for a term of 36 months and $95.00 per hour plus out-of-pocket costs for all development, programming, testing and installation provided by MarketLink for applications requested by AirTran for purposes other than specified in the agreement. During 1997, the Company paid MarketLink $4,400. John F. Horn, an executive officer and director of the Company and AirTran during the year ended March 31, 1996, was the Chairman of the Board of MarketLink from January 1993 until May 1996. MarketLink is a publicly traded company of which Mr. Horn is a 5.7% beneficial owner. The transaction with MarketLink was reviewed and approved by all members of the Board, except Mr. Horn, who abstained from voting.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AIRWAYS CORPORATION
                                        REGISTRANT

                                        By: /S/  Mark B. Rinder
                                            -------------------------------
                                        Mark B. Rinder
                                        Vice President, Finance and
                                        Chief Financial Officer



Date:  July 31, 1997