Form 10-Q
period 1997-06-30
AIRWAYS CORP
filed 1997-08-15
CIK 946362

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



 X    Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
---   Exchange Act of 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

--- Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
      For the transition period from              to
                                     -------------  ----------------
Commission File No:  0-26432

                              AIRWAYS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                59-3315474
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                         6280 HAZELTINE NATIONAL DRIVE
                           ORLANDO, FLORIDA  32822
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

                              Yes  X    No
                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding as of August 1, 1997
           -----                              --------------------------------
       Common stock
       Par value $.01 per share                         9,068,937

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              AIRWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                               1997
                                                                       ---------------------
     ASSETS                                                            JUNE 30,    MARCH 31,
                                                                       --------    ---------
                                                                       (Unaudited) (Audited)
     CURRENT ASSETS:
     Cash and cash equivalents                                          $ 1,672     $ 2,354
     Restricted cash                                                     10,411      12,670
     Accounts receivable, net                                             3,956       4,212
     Inventory, expendable parts and supplies                             1,066       1,034
     Prepaid expenses                                                     4,257       4,020
     Deferred income taxes                                                5,101       8,376
                                                                        -------     -------
     TOTAL CURRENT ASSETS                                                26,463      32,666
                                                                        -------     -------

PROPERTY AND EQUIPMENT:
     Flight equipment                                                    35,093      34,485
     Other property and equipment                                         9,631       9,405
          Less:  Accumulated depreciation                                (7,694)     (6,192)
                                                                        -------     -------
                                                                         37,030      37,698
                                                                        -------     -------

OTHER ASSETS:
     Deferred income taxes                                                3,493           -
     Goodwill, net                                                        1,713       1,749
     Lease and equipment deposits                                         1,774       1,244
     Other assets, net                                                      523         591
                                                                        -------     -------
TOTAL ASSETS                                                            $70,996     $73,948
                                                                        =======     =======

                                                                          Continued

                              AIRWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                                                               1997
                                                                       ---------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY                              JUNE 30,    MARCH 31,
                                                                       --------    ---------
                                                                      (Unaudited)  (Audited)
CURRENT LIABILITIES:
     Accounts Payable                                                   $16,380     $18,022
     Air traffic liability                                               13,441      16,198
     Accrued liabilities                                                  2,123         908
     Current portion of long-term debt                                    3,476       3,157
     Current portion of maintenance reserves                              1,779       1,525
                                                                        -------     -------
          TOTAL CURRENT LIABILITIES                                      37,199      39,810

Long-term debt, less current portion                                     11,188      10,539
Maintenance Reserves                                                      2,343       3,186
Deferred income taxes                                                     2,794       2,772
                                                                        -------     -------
TOTAL LIABILITIES                                                        53,524      56,307
                                                                        -------     -------

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value per share, 1,000,000 shares
          authorized, no shares issued or outstanding                         -           -
     Common stock, $.01 par value per share, 19,000,000 shares
          authorized, 9,067,937 and 9,065,937 shares issued and
          outstanding at June 30 and March 31, 1997, respectively            91          91
     Additional paid-in capital                                          26,621      26,618
     Accumulated deficit                                                 (9,240)     (9,068)
                                                                        -------     -------
TOTAL STOCKHOLDERS' EQUITY                                               17,472      17,641
                                                                        -------     -------

Commitments and contingencies                                                 -           -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $70,996     $73,948
                                                                        =======     =======


See accompanying notes to consolidated financial statements.

                             AIRWAYS CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                  (In thousands, except per share information)




                                                          FOR THE QUARTERS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                             1997         1996
                                                           -------      -------
OPERATING REVENUES:
     Passenger                                             $25,550      $28,557
     Charter                                                   562           23
     General aviation and other                                940          432
                                                           -------      -------
          TOTAL OPERATING REVENUES                          27,052       29,012
                                                           -------      -------

OPERATING EXPENSES:
     Flight operations                                      10,480       11,148
     Maintenance                                             5,447        6,492
     Aircraft and traffic servicing                          3,909        4,643
     Reservations, sales and marketing                       4,351        5,130
     General and administrative                              1,403          978
     Depreciation and amortization                           1,637        1,102
                                                           -------      -------
          TOTAL OPERATING EXPENSES                          27,227       29,493
                                                           -------      -------
          OPERATING LOSS                                      (175)        (481)

Interest income and other                                     (184)        (359)
Interest expense                                               399          390
                                                           -------      -------
          LOSS BEFORE INCOME TAXES                            (390)        (512)

Income tax  benefit                                           (218)        (230)
                                                           -------      -------
          NET LOSS                                         $  (172)     $  (282)
                                                           =======      =======

NET LOSS PER SHARE                                         $ (0.02)     $ (0.03)
                                                           =======      =======


Weighted average shares outstanding                          9,068        9,303
                                                           =======      =======

See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)



                                                               FOR THE QUARTERS ENDED
                                                                      JUNE 30,
                                                                 ------------------
                                                                  1997        1996
                                                                 ------      ------
Operating activities:

NET LOSS                                                         $ (172)     $ (282)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
          BY (USED FOR) OPERATING ACTIVITIES:
               Depreciation and amortization                      1,637       1,105
               Maintenance Reserves                               1,546         585
               Deferred income taxes                               (218)          -
     CHANGES IN CURRENT OPERATING ITEMS:
               Restricted cash                                    2,260       2,448
               Accounts receivable, net                             255         723
               Inventory, expendable parts and supplies             (32)         82
               Prepaid expenses and deposits                       (237)       (323)
               Accounts payable and accrued liabilities          (2,472)        682
               Air traffic liability                             (2,756)     (3,514)
               Income tax payable                                     -        (706)
                                                                 ------      ------
NET CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES         (189)        800

INVESTING ACTIVITIES:
     Purchases of property and equipment                           (844)     (1,095)
     Decrease in other assets                                      (530)        (38)
                                                                 ------      ------
NET CASH FLOWS USED FOR INVESTING ACTIVITIES                     (1,374)     (1,133)

See accompanying notes to consolidated financial statements.        (Continued)

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)






                                                                     FOR THE QUARTERS ENDED
                                                                            JUNE 30,
                                                                       ------------------
                                                                        1997       1996
                                                                       ------     -------
FINANCING ACTIVITIES:
     Proceeds from long-term debt                                       1,555           -
     Repayments of long-term debt                                        (676)       (739)
     Proceeds from issuance of common stock                                 -          81
                                                                       ------     -------
NET CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES                879        (658)
                                                                       ------     -------
     NET DECREASE IN CASH AND CASH EQUIVALENTS                           (682)       (991)

CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                       2,354      16,437
                                                                       ------     -------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                            $1,672     $15,446
                                                                       ======     =======

Supplemental disclosures of cash flow activities:
     Cash paid for interest                                            $  358     $   334
                                                                       ======     =======

     Cash paid for income taxes                                        $    -     $   475
                                                                       ======     =======


See accompanying notes to consolidated financial statements.

                             AIRWAYS CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                                June 30, 1997



The financial statements included herein have been prepared by Airways Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended March 31, 1997, and the notes thereto, included in the Company's Form 10-K and the Company's Form 10-K/A (File No. 0-26432) filed with the Securities and Exchange Commission.

(1)   SPIN-OFF TRANSACTION
      _______________________
      In March 1995, AirTran Corporation, parent of the Company ("AirTran"), Mesaba Aviation, Inc. and Northwest Airlines, Inc. ("Northwest") entered into an agreement to spin-off AirTran's Orlando-based jet carrier and fixed-base operations ("FBO") in Grand Rapids, Minnesota. On April 7, 1995, AirTran established the Company as a wholly owned subsidiary to consolidate the above operations in order to facilitate the spin-off. The spin-off, in the form of a one-for-one dividend of all of the outstanding shares of the Company to the shareholders of AirTran, was approved by AirTran's shareholders on August 29, 1995. The distribution was made on September 7, 1995 to shareholders of record (other than Northwest) on August 31, 1995.

      AirTran Airways, Inc., which operates the Orlando-based jet carrier, was previously a subsidiary of AirTran. The FBO had historically been a division of AirTran. The following financial statements present the results of the combined entities whereby significant intercompany accounts and transactions are eliminated.

(2)   NET LOSS PER SHARE

      Net loss per share information for the quarters ended June 30, 1997 and 1996 were based on 9,067,104 and 9,303,140 shares outstanding, respectively, calculated using the treasury method, fully-diluted basis. Pursuant to the rules promulgated by the Financial Accounting Standards Board, no common stock equivalents were included in the computation of loss per share amounts in either quarter in order to ensure that the reported loss per share would not be inadvertently minimized through their inclusion.

                             AIRWAYS CORPORATION

                        NOTES TO FINANCIAL STATEMENTS




(3)   AIRCRAFT

      The Company's fleet, at June 30, 1997, consisted of six leased and four owned Boeing 737 with average capacities of 126 passengers. The Company's eleventh aircraft, leased from a major aircraft lessor, was delivered to the Company on August 9, 1997.

(4)   ROUTE MATTERS

      During the three months ended June 30, 1997, the Company withdrew service from Orlando to Chattanooga.

(5)   LETTERS OF CREDIT

      The Company's bank has issued eleven letters of credit totaling $1,100,000. In the event advances under the facility are drawn, the borrowings would bear interest at the bank's prime rate plus 1-1/4%.
      No advances were outstanding under this facility as of or during either of the quarters ended June 30, or March 31, 1997.

(6)   LITIGATION

      The Company is a party to ongoing legal proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or its cash flows.

(7)   RECLASSIFICATION

      Certain amounts in the June 30, 1996 consolidated financial statements have been reclassified to conform with the presentation in this quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

At June 30, 1997, the Company provided non-stop and direct scheduled passenger air service between Orlando and 23 cities principally in the eastern half of the United States. The following table shows the expansion of the Company's route system. All flights are to and from Orlando unless otherwise noted.


           AS OF                  TOTAL NUMBER           DEPARTURES
          MONTH END               OF AIRCRAFT            PER MONTH           SCHEDULED CITIES ADDED
------------------------------------------------------------------------------------------------------------
 FISCAL YEAR 1997:
   April                               10                  1,209          -
   May                                 10                  1,135          -
   June                                10                  1,106          Greensboro
   July                                10                  1,315          -
   August                              10                  1,280          -
   September                           10                    963          -
   October                             10                  1,045          Chattanooga [*]
   November                            10                  1,020          Toledo
   December                            10                  1,034          Bloomington/Normal
   January                             10                  1,060          -
   February                            10                  1,075          Harrisburg, Charleston and Columbia
   March                               10                  1,437          DesMoines and Moline

 FISCAL YEAR 1998:
   April                               10                  1,357          -
   May                                 10                  1,290          -
   June                                10                  1,284          -

[*] Service was discontinued.

In addition to the above service, the Company initiated service between selected markets to facilitate a reduction in capacity.

Airways generated operating losses of $172,000 and $282,000 for the quarters ended June 30, 1997 and 1996 respectively, a decrease in operating loss of $110,000. Pre-tax loss, as a percentage of total revenues, was 0.6% and 1.0% in the quarters ended June 30, 1997 and 1996, respectively.

SELECTED OPERATING DATA

The table below sets forth selected operating data for the quarters ended June 30, 1997 and 1996.

                                                                                                  QUARTERS ENDED
                                                                                --------------------------------------------------
                                                                                 JUNE 30,               JUNE 30,        PERCENTAGE
                                                                                   1997                   1996            CHANGE
                                                                                -----------           ------------      ----------
                Available seat miles  (1)                                       360,193,000           372,202,000           (3.2) %
                Revenue passenger miles  (2)                                    245,149,000           264,490,000           (7.3) %
                Load factor  (3)                                                       68.1%                 71.1%          (3.0) %
                Yield per revenue passenger mile  (4)                                  10.4                  10.8           (3.5) %
                Passenger enplanements                                              287,716               303,108           (5.1) %
                Departures                                                            3,931                 3,450            13.9 %
                Miles                                                             2,858,674             2,951,513           (3.1) %
                Block Hours  (5)                                                      7,829                 7,892            (.8) %
                Average stage length (miles)  (6)                                       735                   893          (17.7) %
                Average daily aircraft utilization (hours)                              8.5                   8.3            2.8  %
                Aircraft (end of period)                                                 10                    10              -
                Full-time equivalent employees (end of period)                          576                   429           34.3  %

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

The table below sets forth the major components of operating revenue and expenses per ASM for the Company.

                                                                       QUARTERS ENDED JUNE 30,
                                                                      ------------------------
                                                                        1997            1996
                                                                      -------          ------
                    Operating Revenue:
                      Passenger                                    $       .071       $       .077
                      Charter                                              .000               .000
                      Other                                                .004               .001
                                                                   ------------       ------------
                           Total operating revenue                         .075               .078
                                                                   ------------       ------------
                    Operating expenses:
                      Flight operations                                    .029               .030
                      Maintenance                                          .015               .017
                      Aircraft and traffic servicing                       .011               .012
                      Reservations, sales, and marketing                   .012               .014
                      General and administrative                           .004               .003
                      Depreciation and amortization                        .005               .003
                                                                   ------------       ------------
                           Total operating expenses                        .076               .079
                                                                   ------------       ------------
                                Operating loss                     $      (.001)      $      (.001)
                                                                   ============       ============


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996

OPERATING REVENUES

Total passenger revenues were $25,550,000 and $28,557,000 in the quarters ended June 30, 1997 and 1996, respectively, a decrease of $3,007,000 or 10.5%. The decrease is due to a 3.1% reduction in capacity available in this year's quarter compared to the prior year and a lower load factor.

ASMs were 360,193,000 and 371,881,000 in the quarters ended June 30, 1997 and 1996, respectively, a decrease of 11,688,000 or 3.1%. This was principally the result of the Company's rescheduling of the aircraft to make one available at all times to serve as a spare. This was one of the initiatives designed to improve the Company's completion factors and reliability performance. Revenue Passenger Miles ("RPM"s) were 245,149,000 and 264,490,000 in the quarters ended June 30, 1997 and 1996, respectively, a decrease of 19,341,000 or 7.3%. This was driven by the decreased capacity and the reduced load factor. Load factors were 68.1% and 71.1% in the quarters ended June 30, 1997 and 1996, respectively, a decrease of three percentage points. The Easter holiday fell in March this year and not in the first quarter as it did last year decreasing the demand this year markedly.

AirTran also had charter revenue which is derived from making its airplanes available to charter operators when they would otherwise not be efficiently used. Charter revenues were $562,000 and $23,000 in the quarters ended June 30, 1997 and 1996, respectively, an increase of $539,000 or 2,343.5%. This was entirely due to service the Company provided for another carrier during the month of May 1997.

In addition, the consolidated operations include other revenues, principally cancellation revenue, change fees, liquor sales and the sales of the FBO which, collectively, were $940,000 and $432,000 in the quarters ended June 30, 1997
and 1996, respectively, an increase of $508,000 or 117.5%.   AirTran initiated
accounting processes in fiscal 1998 which enabled it to record cancellation revenue and change fees more closely in line with when they were earned.

OPERATING EXPENSES

Flight operations expense includes expenses related directly to the operation of aircraft except for depreciation and amortization of aircraft and aircraft improvements. Expenses for hull and liability insurance, crew salaries and their overnight expenses, aircraft fuel and flight operations administration are all included in flight operations. Flight operations expenses were $10,480,000 and $11,148,000 in the quarters ended June 30, 1997 and 1996, respectively, a decrease of $668,000 or 6.0%. ASMs decreased by 3.2% and last year's first quarter included $541,000 associated with aircraft which were leased by the Company, on a short term basis, in an effort to ensure the reliability of its schedule. Departures were 3,931 and 3,450 in the quarters ended June 30, 1997 and 1996, respectively, an increase of 481 or 13.9% the cost of which offset a portion of the decrease resulting from the reduced capacity in this year's quarter.

Maintenance expense includes all expenses related to the upkeep of aircraft. Such expenses include labor, parts, supplies and contract maintenance. The direct costs of airframe and engine overhauls are generally expensed and, for leased aircraft, paid monthly to the lessors in the form of reserves. For owned aircraft, AirTran reserves on a per flight hour basis for future maintenance that becomes due in the ordinary course. These reserves are recorded on AirTran's balance sheet each month as the aircraft are flown. The reserves are then available for major overhauls when they occur. When aircraft are first delivered to the Company, and shortly thereafter, the cost of overhauls of engines and airframes that may be required to render them fully serviceable is capitalized and amortized over the period remaining until the next scheduled overhaul. Maintenance expenses were $5,447,000 and $6,492,000 in the quarters ended June 30, 1997 and 1996, respectively, a decrease of $1,045,000 or 16.1%. The Company spent $175,000 less this year on independent consultants. In the prior year, the Company had engaged experts to assist in evaluating the maintenance records and systems. As an outgrowth of those reviews, the Company invested heavily in engines, airframes and related equipment during last year's first quarter. Those repairs were charged to expense. Block hours (which normally are a cost driver for maintenance) were essentially unchanged and, therefore, did not contribute to the variance between years.

Aircraft and traffic servicing expense includes all expenses incurred at airports, including landing fees, facilities rental, station labor, ground handling services and catering expenses. Aircraft and traffic servicing expenses were $3,909,000 and $4,643,000 in the quarters ended June 30, 1997 and 1996, respectively, a decrease of $734,000 or 15.8%. Although the Company had 17.7% more flights during this years first quarter which drove upward a number of expenses, the cost of interrupted trips for the Company's passengers dropped by $ 957,000 or 92.1% from the prior year. The significant decrease is largely a consequence of the Company's improved operating performance, having completed over 99% of flights in this year's first quarter. Last year, the extensive internal reviews and renovations of aircraft that were taking place caused interruptions.

Reservations, sales and marketing expense includes all sales, marketing and advertising expenses as well as the cost of reservations. Reservation expense includes salaries of reservations personnel, computer reservation system and communication expenses and travel agent commissions. Reservations, sales and marketing expenses were $4,351,000 and $5,130,000 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of $779,000 or 15.2%. Although sales declined by 6.8% and a resulting decrease was expected in Reservations, sales and marketing expense, the Company was able to mitigate this cost further. A shift of customer mix toward passengers booking directly with AirTran on its toll-free 1-800-AIR-TRAN reservations line, as opposed to travel agencies, caused an increase in reservation-related expenses (salaries and telephone expenses) of about $227,000 or 44% over the prior year's first quarter. On the other hand, the Company's CRS fees, ARC processing fees and travel agency commissions dropped by nearly $500,000 or 20%. In addition, the Company's marketing department reduced its media advertising since last year and established several cooperative advertising arrangements with other companies to moderate its advertising expense this year resulting in a reduction of $424,000 or 34%.

General and administrative expense includes the wages and benefits for both companies' executive officers and various other administrative personnel. Also included are costs for office supplies, legal expenses, accounting and miscellaneous expenses. General and administrative expenses were $1,403,000 and $978,000 in the quarters ended June 30, 1997 and 1996, respectively, an increase of $425,000 or 43.4%. The principal cause of the increased expense in 1997 was the continued development of headquarters and administrative infrastructure.

Depreciation and amortization expense includes depreciation on equipment, aircraft and aircraft improvements and amortization of leasehold improvements, goodwill and aircraft and loan acquisition costs. Depreciation and amortization expense were $1,637,000 and $1,102,000 in the quarters ended June 30, 1997 and 1996, respectively, an increase of $535,000 or 48.5%. The increase is primarily due to depreciation on the added fixed assets since the prior year. Property and Equipment at June 30, 1997 and 1996, respectively, were $44,724,000 and $32,370,000, an increase of $12,354,000 or 38.2%. More of the fixed assets added during the past year have shorter useful lives. Largely, they represent capitalized improvements to aircraft and engines which will benefit the Company until the next scheduled overhaul causing depreciation expense to increase more rapidly than the underlying fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,672,000 and $2,354,000 at June 30, 1997 and March 31, 1997, respectively, a decrease of $682,000 or 29.0%. The use of cash and cash equivalents from operating activities was $189,000. The principal uses of cash and cash equivalents were for purchases of property and equipment of $1,374,000 and payments on long-term debt of $676,000.

Restricted cash were $10,411,000 and $12,670,000 at June 30, 1997 and March 31, 1997, respectively, a decrease of $2,259,000 or 17.8%. The decrease in restricted cash related to the seasonal decline in advance bookings since the end of March.

Airways' consolidated current ratio was 0.71 and 0.82 to 1.0 at June 30, 1997 and March 31, 1997, respectively. The decrease in the ratio at June 30, 1997 was entirely due to the reclassification of $3,493,000 of deferred tax asset from current to long term during the quarter.

During the quarter ended June 30, 1997, AirTran entered into the following financing arrangement:

- One installment loan with a finance company and a bank in the amount of $1,600,000 which is secured by one of the Company's owned aircraft. The loan carries a fixed interest rate of 13%. The note requires payment of principal and interest monthly which will amortize the loan by May 2002 and has provisions allowing early repayment.

Airways had consolidated current assets of $26,463,000 and $32,666,000 as of
June 30, 1997 and March 31, 1997, respectively.   Management believes that such
assets, along with internally generated funds as well as financing which management believes is or will be made available, will satisfy projected operating and capital needs. If AirTran increases its rate of growth over current projections, acquires another company, purchases or leases more aircraft than is presently planned, sustains further losses, or otherwise requires additional capital, other sources of funds will need to be secured and there is no assurance that such funds will be secured. During fiscal 1997, the Company invested heavily in its aircraft and engines. Much of this investment was paid for from funds generated the year before or from the Company's working capital. As a consequence, the Company's working capital position weakened. Therefore, several undertakings were initiated which are designed to strengthen its position. They are as follows:

- On June 13, 1997, the Company entered into a code-share agreement with Comair, a large regional airline operating flights in Florida. The code-share agreement permits AirTran Airways to sell tickets to its passengers allowing them to connect in Orlando with Comair flights continuing on to nine other Florida destinations other than Orlando. These tickets will be sold to passengers under the tradename "AirTran's Florida Connection". The Company began taking reservations on June 19 and carried its first passenger that same day.

- On July 3, 1997, the Company refinanced one of its aircraft by borrowing $7,000,000 from ValuJet, Inc. and repaying a major commercial lender approximately $3,200,000. The new loan is secured by one of the Company's owned aircraft and matures in December 1997.

- In addition, the Company has engaged an investment banker for the purpose of refinancing the maintenance hangar it acquired at Orlando International Airport last year. The hangar has an appraised value of $7,100,000 and the Company's secured indebtedness on the hangar is approximately $1,400,000. The Company intends to refinance the hangar during the second quarter of the Company's 1998 fiscal year.

There can be no assurances that the hangar financing will be obtained nor that the recently executed loan with ValuJet, Inc. will be able to be refinanced when it comes due in December 1997.

The effect of inflation on the Company is not considered material.

SUBSEQUENT EVENT


On July 10, 1997, the Company announced that it had reached agreement with ValuJet, Inc., the parent company of ValuJet Airlines, Inc., to merge with Airways Corporation. In that connection, each shareholder will receive one share of ValuJet, Inc. stock in exchange for each share of Airways Corporation. There are several regulatory and other significant hurdles to be overcome in order to consummate the merger. The Company expects for the merger to be completed during the third quarter, however, there can be no assurance that the merger will be completed.

                         PART II - OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

The Company's common stock is listed on the NASDAQ National Market under the symbol "AAIR." Trading in the stock began on September 8, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     10          Jet engine purchase and Loan Agreement between AirTran
                 Airways, Inc. and Greenwich Air Services, Inc. dated March 28, 1997

     11          Statement regarding computation of per share earnings

     27          Financial Data Schedule (for SEC use only)



(b)  Reports on Form 8-K:

     None

                                  SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AIRWAYS CORPORATION


Date:  August 14, 1997                /s/ Mark B. Rinder
                                      ------------------------------------
                                      Mark B. Rinder
                                      Vice President, Finance and
                                      Chief Financial Officer

                                EXHIBIT INDEX





EXHIBIT NO.             EXHIBIT


     10          Jet engine purchase and Loan Agreement between AirTran
                 Airways, Inc. and Greenwich Air Services, Inc. dated March 28, 1997

     11          Statement regarding computation of per share earnings

     27          Financial Data Schedule (for SEC use only)
