Form 10-Q
period 1997-09-30
AIRWAYS CORP
filed 1997-11-13
CIK 946362

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      ______________

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

                                  Yes  X   No
                                     -----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding as of November 1, 1997
           -----                             ----------------------------------
       Common stock
       Par value $.01 per share                         9,097,237

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                              AIRWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                  1997
                                                       -------------------------
       ASSETS                                          SEPTEMBER 30,   MARCH 31,
       ------                                          -------------   ---------
                                                        (UNAUDITED)    (AUDITED)
CURRENT ASSETS:
       Cash and cash equivalents                         $  5,170      $  2,354
       Restricted cash                                     10,048        12,670
       Accounts receivable, net                             4,510         4,212
       Inventory, expendable parts and supplies               923         1,034
       Prepaid expenses                                     3,598         4,020
       Deferred income taxes                                4,449         8,376
                                                         --------      --------
            TOTAL CURRENT ASSETS                           28,698        32,666
                                                         --------      --------

PROPERTY AND EQUIPMENT:
       Flight equipment                                    38,150        34,485
       Other property and equipment                        10,305         9,405
            Less:  Accumulated depreciation                (9,589)       (6,192)
                                                         --------      --------
                                                           38,866        37,698
                                                         --------      --------

OTHER ASSETS:
       Deferred income taxes, net                           4,166            --
       Goodwill, net                                        1,677         1,749
       Lease and equipment deposits                         1,845         1,244
       Other assets, net                                      518           591
                                                         --------      --------
TOTAL ASSETS                                             $ 75,770      $ 73,948
                                                         ========      ========

See accompanying notes to consolidated financial statements.         (Continued)

                              AIRWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                    1997
                                                                         ------------------------
       LIABILITIES AND STOCKHOLDERS' EQUITY                              SEPTEMBER 30,  MARCH 31,
       ------------------------------------                              -------------  ---------
                                                                          (UNAUDITED)  (AUDITED)
CURRENT LIABILITIES:
       Accounts Payable                                                    $  4,932    $  3,877
       Air traffic liability                                                 15,942      16,198
       Accrued liabilities                                                   14,968      15,053
       Short term notes payable                                              12,700          --
       Current portion of long-term debt                                      2,489       3,157
       Current portion of maintenance reserves                                  284       1,525
                                                                           --------    --------
            TOTAL CURRENT LIABILITIES                                        51,315      39,810

Long-term debt, less current portion                                          6,891      10,539
Maintenance Reserves                                                          2,620       3,186
Deferred income taxes                                                         2,794       2,772
                                                                           --------    --------
TOTAL LIABILITIES                                                            63,620      56,307
                                                                           --------    --------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value per share, 1,000,000 shares
            authorized, no shares issued or outstanding                          --          --
       Common stock, $.01 par value per share, 19,000,000 shares
            authorized, 9,094,937 and 9,067,937 shares issued and
            outstanding at September 30 and March 31, 1997, respectively         91          91
       Additional paid-in capital                                            26,696      26,618
       Accumulated deficit                                                  (14,637)     (9,068)
                                                                           --------    --------
TOTAL STOCKHOLDERS' EQUITY                                                   12,150      17,641
                                                                           --------    --------

Commitments and contingencies                                                    --          --

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 75,770    $ 73,948
                                                                           ========    ========

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                  (In thousands, except per share information)


                                               FOR THE QUARTERS       FOR THE SIX MONTHS
                                             ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                             --------------------    --------------------
                                               1997        1996        1997        1996
                                             --------    --------    --------    --------
OPERATING REVENUES:
         Passenger                           $ 22,854    $ 22,289    $ 48,404    $ 50,846
         Charter                                   68          66         630          89
         General aviation and other               700         631       1,640       1,063
                                             --------    --------    --------    --------
              TOTAL OPERATING REVENUES         23,622      22,986      50,674      51,998
                                             --------    --------    --------    --------

OPERATING EXPENSES:
         Flight operations                     10,536      11,741      21,017      23,522
         Maintenance                            6,417       7,389      11,863      13,881
         Aircraft and traffic servicing         3,689       4,247       7,598       8,257
         Reservations, sales and marketing      4,143       4,167       8,494       9,356
         General and administrative             1,637       1,720       3,039       2,639
         Depreciation and amortization          2,101       1,088       3,738       2,191
                                             --------    --------    --------    --------
              TOTAL OPERATING EXPENSES         28,523      30,352      55,749      59,846
                                             --------    --------    --------    --------
              OPERATING LOSS                   (4,901)     (7,366)     (5,075)     (7,848)

Interest income and other                         191         264         375         621
Interest expense                                 (687)       (393)     (1,087)       (782)
                                             --------    --------    --------    --------
              LOSS BEFORE INCOME TAXES         (5,397)     (7,495)     (5,787)     (8,009)

Income tax benefit                                 --      (3,373)       (218)     (3,604)
                                             --------    --------    --------    --------
              NET LOSS                       $ (5,397)   $ (4,122)   $ (5,569)   $ (4,405)
                                             ========    ========    ========    ========

NET LOSS PER SHARE                           $  (0.59)   $  (0.46)   $  (0.61)   $  (0.49)
                                             ========    ========    ========    ========


Weighted average shares outstanding             9,073       9,004       9,071       8,989
                                             ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

                             AIRWAYS CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                (In thousands)



                                                           FOR THE SIX MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           -------------------
                                                             1997        1996
                                                           -------     -------
Operating activities:

NET LOSS                                                   $(5,569)    $(4,405)
      ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
           USED FOR OPERATING ACTIVITIES:
               Depreciation and amortization                 3,738       2,190
               Maintenance Reserves                            329       1,167
               Deferred income taxes                          (218)     (3,546)
      CHANGES IN CURRENT OPERATING ITEMS:
               Restricted cash                               2,622       3,589
               Accounts receivable, net                       (298)      1,609
               Inventory, expendable parts and supplies        111         417
               Prepaid expenses and deposits                   421        (514)
               Accounts payable and accrued liabilities     (1,075)      3,497
               Air traffic liability                          (256)     (4,115)
               Income tax payable                               --        (533)
                                                           -------     -------
NET CASH FLOWS USED FOR OPERATING ACTIVITIES                  (195)       (644)

INVESTING ACTIVITIES:
      Purchases of property and equipment                   (4,760)     (2,905)
      Decrease in other assets                                (601)        106
                                                           -------     -------
NET CASH FLOWS USED FOR INVESTING ACTIVITIES                (5,361)     (2,799)

See accompanying notes to consolidated financial statements.         (Continued)

                              AIRWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)


                                                                     FOR THE SIX MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                  -------------------------
                                                                    1997             1996
                                                                  --------         --------
FINANCING ACTIVITIES:
       Proceeds from long-term debt and short term notes            14,300               --
       Repayments of long-term debt                                 (6,007)          (1,748)
       Proceeds from issuance of common stock                           79              153
                                                                  --------         --------
NET CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES           8,372           (1,595)
                                                                  --------         --------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            2,816           (5,038)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2,354           16,437
                                                                  --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  5,170         $ 11,399
                                                                  ========         ========

Supplemental disclosures of cash flow activities:
       Cash paid for interest                                     $    855         $    752
                                                                  ========         ========

       Cash paid for income taxes                                 $     --         $    475
                                                                  ========         ========


See accompanying notes to consolidated financial statements.

                              AIRWAYS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997

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

(1)    SPIN-OFF TRANSACTION

       In March 1995, AirTran Corporation ("AirTran"), parent of the Company, Mesaba Aviation, Inc. and Northwest Airlines, Inc. ("Northwest") entered into an agreement to spin-off AirTran's Orlando-based jet carrier and fixed-base operations ("FBO") in Grand Rapids, Minnesota. On April 7, 1995, AirTran established the Company as a wholly owned subsidiary to consolidate the above operations in order to facilitate the spin-off. The spin-off, in the form of a one-for-one dividend of all of the outstanding shares of the Company to the shareholders of AirTran (other than Northwest), was approved by AirTran's shareholders on August 29, 1995. The distribution was made on September 7, 1995 to shareholders of record (other than Northwest) on August 31, 1995.

       AirTran Airways, Inc., which operates the Orlando-based jet carrier, was previously a subsidiary of AirTran. The FBO had historically been a division of AirTran. The following financial statements present the results of the combined entities whereby significant intercompany accounts and transactions are eliminated.

(2)    NET LOSS PER SHARE

       Net loss per share information for the periods ended September 30, 1997 and 1996 were based on 9,072,741 and 9,003,611 shares outstanding, respectively, calculated using the treasury stock method, fully-diluted basis. Pursuant to the rules promulgated by the Financial Accounting Standards Board, no common stock equivalents were included in the computation of loss per share amounts in either period in order to ensure that the reported loss per share would not be inadvertently minimized through their inclusion.

                              AIRWAYS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(3)    AIRCRAFT

       The Company's fleet, at September 30, 1997, consisted of seven leased and four owned Boeing 737 with average capacities of 126 passengers. The Company's eleventh aircraft, leased from a major aircraft lessor, was delivered to the Company on August 8, 1997.

(4)    ROUTE MATTERS

       During the three months ended September 30, 1997, the Company added service from Orlando to MacArthur Airport in Islip on Long Island making the sixth airport in New York State that the Company serves. The Company also started service from Boston's Logan Airport to Allentown and Islip.

(5)    LETTERS OF CREDIT

       The Company's bank has issued nine letters of credit totaling $826,000. In the event advances under the facility are drawn, the borrowings would bear interest at the bank's prime rate plus 1-1/4%. One of the holders drew on one letter of credit for $36,000 during the period. Apart from the one letter which was drawn, the balance of which was immediately paid to the bank, no other advances were outstanding during the quarters ended September 30, 1997 or March 31, 1997.

(6)    LITIGATION

       The Company is a party to ongoing legal proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or its cash flows.

(7)    RECLASSIFICATION

       Certain amounts in the September 30, 1996 consolidated financial statements have been reclassified to conform with the presentation in this period.

(8)    INCOME TAX ACCOUNTING

       During the second quarter of fiscal 1998, the Company determined that the tax benefit recovery period was uncertain and no income tax benefit was recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

At September 30, 1997, the Company provided non-stop and direct scheduled passenger air service between Orlando and 22 cities and between Boston and two cities, all of which are principally in the eastern half of the United States. The following table shows the expansion of the Company's route system. All flights are to and from Orlando unless otherwise noted.

            AS OF       TOTAL NUMBER  DEPARTURES
          MONTH END      OF AIRCRAFT  PER MONTH     SCHEDULED CITIES ADDED
-----------------------------------------------------------------------------------------
FISCAL YEAR 1997:
  April                      10           1,209      -
  May                        10           1,135      -
  June                       10           1,106      Greensboro
  July                       10           1,315      -
  August                     10           1,280      -
  September                  10             963      -
  October                    10           1,045      Chattanooga [*]
  November                   10           1,020      Toledo
  December                   10           1,034      Bloomington/Normal
  January                    10           1,060      -
  February                   10           1,075      Harrisburg[*], Charleston[*] and
                                                     Columbia[*]
  March                      10           1,437      DesMoines and Moline

FISCAL YEAR 1998:
  April                      10           1,357      -
  May                        10           1,290      -
  June                       10           1,284      -
  July                       10           1,284      -
  August                     11           1,197      -
  September                  11           1,365      New  Boston service to Long Island and
                                                     Allentown

[*] Service was discontinued.

In addition to the above service, the Company initiated service between selected markets to facilitate a reduction in capacity.

Airways generated operating losses of $4,901,000 and $7,367,000 for the quarters ended September 30, 1997 and 1996 respectively, a decrease in operating loss of $2,466,000. Pre-tax loss, as a percentage of total revenues, was 22.8% and 32.6% for the two quarters, respectively.

Airways generated operating losses of $5,075,000 and $7,848,000 for the six months ended September 30, 1997 and 1996 respectively, a decrease in operating loss of $2,773,000. Pre-tax loss, as a percentage of total revenues, was 11.4% and 15.4% for the two six month periods, respectively.

SELECTED OPERATING DATA

The table below sets forth selected operating data for the quarters ended September 30, 1997 and 1996.

                                                                                      QUARTERS ENDED
                                                            -------------------------------------------------------------
                                                              SEPTEMBER 30,          SEPTEMBER 30,         PERCENTAGE
                                                                   1997                   1996               CHANGE
                                                           --------------------   --------------------   ----------------
Available seat miles  (1)                                          345,341,000            380,846,000              -9.3%
Revenue passenger miles  (2)                                       234,880,000            232,609,000               1.0%
Load factor  (3)                                                          68.0%                  61.1%              6.9
Yield per revenue passenger mile  (4)                                   $0.097                 $0.096               1.5%
Passenger enplanements                                                 272,125                270,149                .7%
Departures                                                               3,846                  3,558               8.1%
Miles                                                                2,725,821              3,029,864             -10.0%
Block Hours  (5)                                                         7,627                  8,073              -5.5%
Average stage length (miles)  (6)                                          709                    852             -16.8%
Average daily aircraft utilization (hours)                                 8.0                    8.8              -8.6%
Aircraft (end of period)                                                    11                     10              10.0%
Full-time equivalent employees (end of period)                             587                    516              13.8%

The table below sets forth the same data for the six months ended September 30, 1997 and 1996.

                                                                                     SIX MONTHS ENDED
                                                            -------------------------------------------------------------
                                                              SEPTEMBER 30,          SEPTEMBER 30,         PERCENTAGE
                                                                   1997                   1996               CHANGE
                                                           --------------------   --------------------   ----------------
Available seat miles  (1)                                          705,534,000            753,048,000              -6.3%
Revenue passenger miles  (2)                                       480,029,000            497,099,000              -3.4%
Load factor  (3)                                                          68.0%                  66.0%              2.0
Yield per revenue passenger mile  (4)                                   $0.101                 $0.102              -1.4%
Passenger enplanements                                                 559,841                573,257              -2.3%
Departures                                                               7,777                  6,864              13.3%
Miles                                                                5,584,495              5,981,377              -6.6%
Block Hours  (5)                                                        15,456                 15,965              -3.2%
Average stage length (miles)  (6)                                          718                    871             -17.6%
Average daily aircraft utilization (hours)                                 7.5                    8.7             -13.9%
Aircraft (end of period)                                                    11                     10              10.0%
Full-time equivalent employees (end of period)                             587                    516              13.8%

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

The table below sets forth the major components of operating revenue and expenses per ASM for the Company.

                                                          FOR THE QUARTER                  FOR THE SIX MONTHS
                                                          ENDED SEPTEMBER                     ENDED SEPTEMBER
                                                -----------------------------------  ----------------------------------
                                                      1997               1996              1997               1996
                                                --------------      ---------------  --------------      --------------
Operating Revenue:
  Passenger                                         $  .066              $  .058         $   .069             $  .068
  Charter                                              .000                 .000             .001                .000
  Other                                                .002                 .002             .002                .001
                                                    -------              -------         --------             -------
        Total operating revenue                        .068                 .060             .072                .069
                                                    -------              -------         --------             -------
Operating expenses:
  Flight operations                                    .031                 .031             .030                .031
  Maintenance                                          .019                 .019             .017                .018
  Aircraft and traffic servicing                       .011                 .011             .011                .011
  Reservations, sales, and marketing                   .012                 .011             .012                .012
  General and administrative                           .005                 .005             .004                .004
  Depreciation and amortization                        .006                 .003             .005                .003
                                                    -------             --------         --------             -------
       Total operating expense                         .083                 .080             .079                .079
                                                    =======             ========         ========             =======
            Operating loss                          $ (.014)            $  (.019)        $  (.007)            $ (.010)
                                                    =======             ========         ========             =======
                                                    =======             ========         ========             =======
                                                    =======             ========         ========             =======

RESULTS OF OPERATIONS FOR THE QUARTERLY AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

OPERATING REVENUES

Total passenger revenues were $22,854,000 and $22,289,000 for the quarters ended September 30, 1997 and 1996, respectively, an increase of 565,000 or 2.5%. The increase is due to a combination of 1% growth in revenue passenger miles flown and 1% in the yield on each revenue passenger mile earned.

Total passenger revenues were $48,404,000 and $50,846,000 for the six months ended September 30, 1997 and 1996, respectively, a decrease of $2,442,000 or 4.8%. The decrease is due to the fact that the Easter Holidays fell in the fourth quarter of the fiscal year 1996 when it normally falls in April or the first quarter of each fiscal year.

ASMs were 345,341,000 and 380,846,000 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 35,505,000 or 9.3%. This was principally the result of the Company's rescheduling of the aircraft to make one available at all times to serve as a spare to maintain the Company's completion factors and reliability performance. Revenue Passenger Miles ("RPM"s) were 234,880,000 and 232,609,000 for the quarters ended September 30, 1997 and 1996, respectively, an increase of 2,271,000 or 1.0%. This was caused by sharply higher load factors offset by the reduced capacity. Load factors were 68.0% and 61.1% for the quarters ended September 30, 1997 and 1996, respectively, a increase of 6.9 percentage points.

AirTran also had charter revenue which is derived from making its airplanes available to charter operators when they would otherwise not be efficiently used. Charter revenues were $68,000 and $66,000 for the quarters ended September 30, 1997 and 1996, respectively, an increase of $2,000 or 3.0%.

Charter Revenues were $630,000 and $89,000 during the six months ended September 30, 1997 and 1996 respectively, an increase of $541,000 or 607.8% primarily due to increased charter demand to Nassau, Bahama.

In addition, the consolidated operations include other revenues, principally cancellation revenue, change fees, liquor sales and the sales of the FBO which, collectively, were $700,000 and $631,000 for the quarters ended September 30, 1997 and 1996, respectively, an increase of $69,000 or 10.9%.

Other revenues were $1,640,000 and $1,063,000 for the six months ended September 30, 1997 and 1996 an increase of $577,000 or 54.3%.

OPERATING EXPENSES

Flight operations expense includes expenses related directly to the operation of aircraft except for depreciation and amortization of aircraft and aircraft improvements. Expenses for hull and liability insurance, crew salaries and their overnight expenses, aircraft fuel and flight operations administration are all included in flight operations. Flight operations expenses were $10,536,000 and $11,741,000 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of $1,205,000 or 10.3%. The decrease in expense was principally due to $1,100,000 of rent expense for aircraft leased by the Company, on a short term basis, during last year's second quarter to ensure the reliability of its schedule. In addition, total block hours decreased by 5.5%, fuel prices were down year over year while payroll and insurance costs increased over last year's second quarter.

Flight operations expenses were $21,017,000 and $23,522,000 for the six months ended September 30, 1997 and 1996, respectively, a decrease of $2,505,000 or 10.7%. The decrease in expense was due to $1,700,000 of rent expense for short term aircraft leases last year. Block hours decreased by 3.2%, accounting for the remaining reduction in expense.

Maintenance expense includes all expenses related to the upkeep of aircraft. Such expenses include labor, parts, supplies and contract maintenance. The direct costs of airframe and engine overhauls are generally expensed and, for leased aircraft, paid monthly to the lessors in the form of reserves. For owned aircraft, AirTran reserves on a per flight hour basis for future maintenance that becomes due in the ordinary course. These reserves are recorded on AirTran's balance sheet each month as the aircraft are flown. The reserves are then available for major overhauls when they occur. When aircraft are first delivered to the Company, and shortly thereafter, the cost of overhauls of engines and airframes that may be required to render them fully serviceable is capitalized and amortized over the period remaining until the next scheduled overhaul. Maintenance expenses were $6,417,000 and $7,389,000 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of $972,000 or 13.2%. The decrease is the result of several factors, some increasing expense and some decreasing:

- The Company spent $1,175,000 more last year in connection with the extensive reviews conducted on the aircraft and maintenance records by independent consultants.

- Block hours (which normally are a cost driver for maintenance) were down 446 hours or 5.5% resulting in further decrease in maintenance expense.
- The Company also invested heavily in engines, airframes and related equipment during last year's second quarter and charged those costs to expense.
- On the other hand, in this year's second quarter, the Company recorded $600,000 of additional reserve expense related to heavy maintenance not provided for by reserves on the balance sheet.

Maintenance expenses were $11,863,000 and $13,881,000 for the six months ended September 30, 1997 and 1996, respectively, a decrease of $2,018,000 or 14.5%. The decrease is the result of several factors, some increasing expense and some decreasing:

- The Company spent $1,400,000 more last year on the aircraft and record reviews.
-    Block hours were down 509 hours or 3.2%.
- The Company also invested heavily in engines, airframes and related equipment during last year's second quarter and charged those costs to expense.
-    The Company recorded $ 600,000 of additional reserve expense.

Aircraft and traffic servicing expense includes all expenses incurred at airports, including landing fees, facilities rental, station labor, ground handling services and catering expenses. Aircraft and traffic servicing expenses were $3,689,000 and $4,247,000 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of $558,000 or 13.1%. Although the Company had 8.1% more flights during this year's second quarter, which drove some expenses higher, the cost of interrupted trips for the Company's passengers dropped by $587,000 or 85.1% from the prior year. The significant decrease is largely a consequence of the Company's improved operating performance, having completed over 99% of flights in this year's second quarter. Last year, the extensive internal reviews and renovations of aircraft that were taking place caused the interruptions.

Aircraft and traffic servicing expenses were $7,598,000 and $8,257,000 for the six months ended September 30, 1997 and 1996, respectively, a decrease of $659,000 or 8.0%. Although the Company had 13.3% more flights during this year's the six months, the cost of interrupted trips for the Company's passengers dropped by $1,506,000 or 89.1% from the prior year.

Reservations, sales and marketing expense includes those departments' wages and salaries, computer reservation system costs, communication expenses and travel agency commissions. Reservations, sales and marketing expenses were $4,143,000 and $4,167,000 for the quarters ended September 30, 1997 and 1996, relatively unchanged from last year's second quarter.

Reservations, sales and marketing expenses were $8,494,000 and $9,356,000 for the six months ended September 30, 1997 and 1996, respectively a decrease of $862,000 or 9.2%. This decrease was principally driven by a shift in the mix of the Company's business toward more direct reservations being made on AirTran's 1-800-AIR-TRAN number as opposed to through travel agencies. That shift reduces travel agency commissions and their charges for computer reservation services. Additionally, the Company's marketing dollars are significantly more targeted this year and have been augmented by cooperative advertising programs initiated this year. Offsetting some of these decreases is a significant increase in staffing costs in the reservations center to accommodate the increased demand.

General and administrative expense includes the wages and benefits for both companies' executive officers and administrative personnel as well as costs for the headquarters office, legal, accounting and miscellaneous expenses. General and administrative expenses were $1,637,000 and $1,720,000 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of $83,000 or 4.8%.

General and administrative expenses were $3,039,000 and $2,639,000 for the six months ended September 30, 1997 and 1996, respectively, an increase of $400,000 or 15.1%. The Company established a procurement function since the prior year, charged to general and administrative expenses, which, together with bringing legal counsel in-house, caused a sharp rise in administrative salary expense. This was partially offset by lower outside legal fees and also lower salary costs in Maintenance as many of the procurement staffpersons were transferred to General and administrative from Maintenance.

Depreciation and amortization expense includes depreciation on equipment, airframes, engines and aircraft modifications and amortization of leasehold improvements, goodwill and loan acquisition costs. Depreciation and amortization expense were $2,101,000 and $1,088,000 for the quarters ended September 30, 1997 and 1996, respectively, an increase of $1,013,000 or 92.9%. The increase is primarily due to the capitalization of portions of engine overhaul costs incurred after an engine was acquired between overhaul intervals. Property and Equipment at September 30, 1997 and 1996, respectively, were $48,455,000 and $43,890,000, an increase of $4,565,000 or 10.4%. More of the fixed assets added during the past year have shorter useful lives. Largely, they represent capitalized improvements to aircraft and engines which will benefit the Company until the next scheduled overhaul causing depreciation expense to increase more rapidly than the underlying fixed assets.

Depreciation and amortization expense were $3,738,000 and $2,191,000 for the six months ended September 30, 1997 and 1996, respectively, an increase of $1,547,000 or 70.6% caused by the same additions to fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,170,000 and $2,354,000 at September 30, 1997 and March 31, 1997, respectively, an increase of $ 2,816,000 or 119.6%. The use of cash and cash equivalents from operating activities was $195,000. The principal sources of cash and cash equivalents were $14,300,000 of new short term notes and $ 79,000 from the sale of common stock. The principal uses of cash and cash equivalents were for purchases of property and equipment of $4,760,000 and payments on long-term debt of $6,007,000.

Restricted cash were $10,048,000 and $12,670,000 at September 30, 1997 and March 31, 1997, respectively, a decrease of $2,622,000 or 26.1%. The decrease in restricted cash related to the seasonal decline in advance bookings since the end of June combined with a small impact from the Company's change in reservation bookings which took place late in September 1997. Concurrent with the change in reservation systems which took place in September and the codeshare agreement reached with ValuJet Airlines, Inc., the Company no longer processed its credit card transactions through First Bank and, therefore, no longer had restricted cash requirements on those sales.

Airways' consolidated current ratio was 0.56 and 0.82 to 1.0 at September 30, 1997 and March 31, 1997, respectively. The decrease in the ratio at September 30, 1997 was due to the reclassification of $3,077,000 of deferred tax asset from current to long term during the quarter and the refinancing of certain loans, which were longer term in nature, with short term notes totaling $12,700,000.

During the quarter ended September 30, 1997, AirTran entered into the following financing arrangements:

- On July 3, 1997, the Company refinanced one of its aircraft with $7,000,000 from ValuJet, Inc. and repaid a major commercial lender approximately $3,200,000. The new loan is secured by one of the Company's owned aircraft and matures in December 1997.

- On September 3, 1997, the Company refinanced its maintenance hanger with $5,700,000 from ValuJet, Inc. and repaid a bank approximately $1,500,000. The new loan is secured by [ ? ] the Company's maintenance hangers and matures in December 1997 unless the proposed merger between the Company and ValuJet, Inc. is not consummated by November 30, 1997 in which case the terms of this loan and the $7,000,000 loan secured by the aircraft are extended to March 1998.

On July 10, 1997, the Company announced that it had reached an agreement to merge with and into ValuJet, Inc., the parent company of AirTran Airlines, Inc. (formerly ValuJet Airlines, Inc.). Upon consummation of the merger, the corporate existence of the Company will cease, and AirTran Airways, Inc. will become a wholly owned subsidiary of ValuJet, Inc. In that connection, the Company's shareholders will receive one share of ValuJet, Inc. stock in exchange for each share of the Company's Common Stock. The merger is subject to the approval of the stockholders of the Company and of ValuJet, Inc., which will be sought at special meetings to be held on November 17, 1997. The Company believes that all regulatory approvals for the completion of the merger have been obtained, and that the merger will become effective at 11:59 p.m. on November 17, 1997, provided that all of the other conditions to the merger have been satisfied or waived. There can be no assurance, however, that the merger will occur on a timely basis, if at all.

Airways had consolidated current assets of $29,351,000 and $32,666,000 as of September 30, 1997 and March 31, 1997, respectively. During fiscal 1997 and 1998, the Company invested heavily in its aircraft and engines. Much of this investment was paid for from funds generated the year before or from the Company's working capital. As a consequence, the Company's working capital position has been seriously weakened. Management believes that the Company's current assets, along with internally generated funds, will satisfy projected operating and capital needs until the date of the proposed merger of the Company with ValuJet, Inc. If the merger is not consummated and AirTran increases its rate of growth over current projections, acquires another company, purchases or leases more aircraft than is presently planned, sustains further losses, or otherwise requires additional capital, other sources of funds will need to be secured and there is no assurance that such funds will be secured.

The effect of inflation on either company is not considered material.


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)   EXHIBITS

           10.24 Loan agreement between ValuJet Inc. and AirTran Airways Inc. dated July 3, 1997 secured by an aircraft and aircraft equipment.

           10.25 Loan agreement between ValuJet Inc. and AirTran Airways Inc. dated September 8, 1997 secured by the Company's maintenance hangar.

           11    Statement regarding computation of per share earnings.

           27    Financial Data Schedule (for SEC use only).

     (B)   REPORTS ON FORM 8-K

           The Company filed the following reports on Form 8-K during the quarter ended September 30, 1997:

                  (i) Form 8-K dated July 10, 1997, reporting the Plan of Reorganization and Agreement of Merger with ValuJet, Inc.

                  (ii) Form 8-K dated September 23, 1997, reporting the Code Share Agreement between AirTran Airways, Inc. and ValuJet Airlines, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   AIRWAYS CORPORATION

Date:  November 10, 1997

                                                  /s/ Mark B. Rinder
                                                  -------------------------
                                                  Mark B. Rinder
                                                  Vice President, Finance and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

         EXHIBIT NO.               EXHIBIT
               10.24          Loan agreement between ValuJet Inc. and AirTran
                              Airways Inc. dated July 3, 1997 secured by an
                              aircraft and aircraft equipment.

               10.25          Loan agreement between ValuJet Inc. and AirTran
                              Airways Inc. dated September 8, 1997 secured by the Company's maintenance hangar.

               11 Statement regarding computation of per share earnings.

               27             Financial Data Schedule (for SEC use only)